Form 10-Q
period 2000-03-31
ELOQUENT INC
filed 2000-05-15
CIK 1003265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .


                        COMMISSION FILE NUMBER: 000-29059

                                 ELOQUENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 94-3221868
      (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                      2000 ALAMEDA DE LAS PULGAS, SUITE 100
                           SAN MATEO, CALIFORNIA 94403
                                 (650) 294-6500

 (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 17,007,817 at April 30, 2000.

                                 ELOQUENT, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                               PAGE
Item 1. Financial Statements

             Condensed Balance Sheets as of March 31, 2000 and December 31, 1999............................  3

             Condensed Statements of Operations for the Three Months Ended March 31, 2000 and 1999..........  4

             Condensed Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999..........  5

             Notes to Condensed Financial Statements........................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............... 10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................... 23

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................................................... 24

Item 6. Exhibits and Reports on Form 8-K.................................................................... 24

Signature

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 ELOQUENT, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          DECEMBER 31,       MARCH 31,
                                                                             1999              2000
                                                                          ------------      -----------
                                                                                            (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                             $  17,174         $  56,923
     Short-term investments                                                       --             5,946
     Accounts receivable, net of allowances for doubtful accounts
        of $334 and $357                                                       3,439             4,275
     Deferred production costs                                                    37               125
     Prepaid expenses                                                            377               650
                                                                           ---------         ---------
           Total current assets                                               21,027            67,919
Property and equipment, net                                                    1,915             2,502
Deferred charges                                                               1,783               313
Long-term investments                                                             --             3,000
Other assets                                                                     540               466
                                                                           ---------         ---------
           Total assets                                                    $  25,265         $  74,200
                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank line of credit                                                   $   3,000         $      --
     Accounts payable and other liabilities                                    3,917             4,161
     Capital lease obligation - current portion                                  618               833
     Deferred revenue                                                            787             1,490
                                                                           ---------         ---------
           Total current liabilities                                           8,322             6,484
                                                                           ---------         ---------
Capital lease obligation, net of current portion                                 777               666
Long-term notes payable                                                        8,477                --
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 9,938,844 shares
     authorized; 7,159,009 shares outstanding in 1999                              7                --
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
     no shares outstanding in 2000                                                --                --
Common stock, $0.001 par value; 30,000,000 and 40,000,000 shares
     authorized; 3,572,871 and 16,811,683 shares outstanding                       4                17
Unearned stock-based compensation                                             (9,564)          (10,333)
Additional paid-in capital                                                    52,089           126,170
Accumulated deficit                                                          (34,847)          (48,804)
                                                                           ---------         ---------
           Total stockholders' equity                                          7,689            67,050
                                                                           ---------         ---------
           Total liabilities and stockholders' equity                      $  25,265         $  74,200
                                                                           =========         =========


   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                      1999             2000
                                                   ---------         ----------
Revenue:
     Software licenses and maintenance              $    340         $  1,504
     Content production services                       1,602            2,596
     Professional services                                 5              526
                                                    --------         --------
               Total revenue                           1,947            4,626
                                                    --------         --------
Cost of revenue:
     Software licenses and maintenance                    96              427
     Content production services                       1,154            1,141
     Professional services                               109              643
                                                    --------         --------
               Total cost of revenue                   1,359            2,211
                                                    --------         --------
     Gross margin                                        588            2,415
                                                    --------         --------
Operating expenses:
     Research and development                            466              890
     Sales and marketing                               1,806            4,030
     General and administrative                          855              944
     Stock-based compensation                          1,129            2,482
                                                    --------         --------
               Total operating expenses                4,256            8,346
                                                    --------         --------
Loss from operations                                  (3,668)          (5,931)

Interest expense and other charges                       (94)          (1,049)
Interest and other income                                 50              476
                                                    --------         --------
Net loss before extraordinary expense                 (3,712)          (6,504)
Extraordinary loss on extinguishment of debt              --           (7,453)
                                                    --------         --------
Net loss                                            $ (3,712)        $(13,957)
                                                    ========         ========
Basic and diluted net loss per share:
     Net loss before extraordinary item             $  (1.20)        $  (0.67)
     Extraordinary loss                                   --            (0.77)
                                                    --------         --------
     Net loss                                       $  (1.20)        $  (1.44)
                                                    ========         ========
Shares used in computing basic and diluted
     net loss per share                                3,083            9,698
                                                    ========         ========


   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                           1999              2000
                                                                                        ----------         ---------
Cash flows from operating activities:
     Net loss                                                                             $ (3,712)        $(13,957)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                         204              293
         Extraordinary loss on extinguishment of debt                                           --            7,452
         Amortization of discount on long-term notes payable                                    --              478
         Amortization of deferred charges                                                       --               62
         Amortization of stock-based compensation                                            1,129            2,482
         Changes in operating assets and liabilities
            Accounts receivable                                                                247             (836)
            Deferred production cost                                                           (25)             (88)
            Prepaid expenses                                                                   (32)            (273)
            Other assets                                                                         2               73
            Accounts payable and other liabilities                                            (399)             (68)
            Deferred revenue                                                                  (302)           1,016
                                                                                          --------         --------
                 Net cash used in operating activities                                      (2,888)          (3,366)
                                                                                          --------         --------
Cash flows from investing activities:
     Purchases of short-term investments                                                        --           (5,946)
     Purchase of long-term investment                                                           --           (3,000)
     Acquisition of property and equipment                                                     (98)            (880)
                                                                                          --------         --------
                Net cash used in investment activities                                         (98)          (9,826)
                                                                                          --------         --------
Cash flows from financing activities:
     Proceeds from borrowings under bank line of credit                                      1,500               --
     Repayment of borrowings under bank line of credit                                          --           (3,000)
     Repayment of subordinated notes                                                            --          (20,000)
     Proceeds from issuance of common stock, net of repurchases and offering costs             (73)          75,837
     Proceeds from capital lease financing                                                      --              277
     Payment of principal on capital lease financing                                          (172)            (173)
                                                                                          --------         --------
                Net cash provided by financing activities                                    1,255           52,941
                                                                                          --------         --------
Net increase (reduction) in cash and cash equivalents                                       (1,731)          39,749
Cash and cash equivalents, beginning of period                                               6,661           17,174
                                                                                          --------         --------
Cash and cash equivalents, end of period                                                  $  4,930         $ 56,923
                                                                                          ========         ========
Supplemental disclosure of cash flow information:
         Cash paid during the period for:
            Interest                                                                      $     94         $    488
         Non-cash transactions:
            Stock-based compensation                                                      $  7,631         $  3,251


   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - The Company and Basis of Presentation

Eloquent, Inc. ("Eloquent" or "the Company") produces rich media solutions for business communications. These rich media solutions are used to communicate to target audiences through the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. These rich media presentations can be delivered via the Web, intranets, extranets and CD-ROMs.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC File No 333-89537).


The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.


Note 2 - Equity Transactions

Common Stock and Conversion of Preferred Stock:

In February 2000, the Company completed its initial public offering and issued 5,175,000 shares of its Common Stock at a price of $16.00 per share. The Company received approximately $75.7 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Convertible Preferred Stock was automatically converted into one share of Common Stock.

Stock-Based Compensation:

Eloquent accounts for stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, expense is based on the difference, if any, on the date of grant, between the fair value of common stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with SFAS No. 123 and valued using the Black-Scholes option-pricing model.

Note 3 - Net Loss per Share

Eloquent computes net loss per share in accordance with SFAS No. 128 "Earnings Per Share." Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are composed of common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants and are included in the diluted net loss per share to the extent that they are dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:


                                                                   Three Months Ended March 31,
                                                                      1999             2000
                                                                   ---------         ----------
      Numerator:
         Net loss before extraordinary expense                      $ (3,712)        $ (6,504)
         Extraordinary loss on extinguishment of debt                     --           (7,453)
                                                                    --------         --------
         Net loss                                                   $ (3,712)        $(13,957)
                                                                    --------         --------
      Denominator:
         Weighted average common stock outstanding                     3,225            9,903
         Weighted average common stock subject to repurchase            (142)            (205)
                                                                    --------         --------
      Denominator  for basic and diluted calculation                   3,083            9,698
                                                                    --------         --------
      Basic and diluted net loss per share                          $  (1.20)        $  (1.44)
                                                                    --------         --------
      Antidilutive securities:
         Convertible preferred stock                                   7,159               --
         Options to purchase common stock                              2,693            4,174
         Warrants                                                        138              906
                                                                    --------         --------
                                                                       9,990            5,080
                                                                    ========         ========


Note 4 - Strategic Investments

In March 2000, Eloquent and TradeMD.com, a provider of an electronic marketplace for the purchase and liquidation of medical equipment and supplies, entered into a strategic relationship. As part of this relationship, Eloquent purchased approximately 461,538 shares of TradeMD.com Preferred Stock for $3.0 million. This investment is being accounted for using the cost method.


Note 5 - Long-term Notes Payable and Extraordinary Loss on Extinguishment of
Debt

In October 1999, Eloquent sold convertible notes and detachable warrants to purchase 1,500,000 shares of common stock for aggregate gross consideration of $20.0 million. The notes provided that they were to mature on October 20, 2004 and bear interest at 12% per annum. The warrants expire the earlier of 5 years after the repayment of the notes or October 20, 2006. In conjunction with the sale of the notes Eloquent incurred approximately $1.5 million in debt issuance costs. In accordance with the terms of the notes, all amounts outstanding under the notes were repaid upon consummation of Eloquent's initial public offering on February 23, 2000.

The gross consideration received from the notes was allocated between the notes and the warrants in accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" as follows (in thousands):

Long-term notes payable               $12,500
Warrants                                7,500
                                      -------
Gross consideration                   $20,000
                                      -------

The notes provided that after December 31, 2000, the investors, at their option, could convert the notes to Series E preferred stock at an initial conversion rate of $8 per share, subject to certain anti-dilutive provisions. This gave rise to a beneficial conversion feature of $5.0 million, based on the fair value of common stock at the date of the sale of the notes and detachable warrants. This beneficial conversion feature was recorded as a further discount on the sale of the notes.

The debt issuance costs and the discount resulting from the issuance of the warrants were being amortized to interest expense over the life of the notes. The beneficial conversion feature was being amortized over the one-year period up to the earliest conversion date. Upon repayment of the notes, the unamortized portion of the discount resulting from the issuance of the warrants and the debt issuance costs were recorded as an extraordinary loss on the extinguishments of debt.


Note 6 - Recent Accounting Pronouncements

In June 1998, the FASB Issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133. SFAS No. 137 defers the application of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; however, early application is encouraged. Eloquent will adopt SFAS No. 133 for the 2001 fiscal year but does not expect such adoption to materially affect the financial statement presentation.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that we currently comply with SAB 101.

In March 2000, the FASB issued Interpretation No. 44, (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Eloquent has not yet determined the impact, if any, of adopting this Interpretation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements involve risks and uncertainties and relate to our future plans, objectives, beliefs, expectations and intentions. These statements include, but are not limited to: statements related to industry trends and future growth in the markets for rich media solutions for business-to-business communications; our strategies for reducing the cost of our products; our product development efforts; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and future profitability. These statements may be identified by the use of words such as "expects," "anticipates," "believes," "intends," "plans" and similar expressions. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this report.

The following should be read in conjunction with the audited financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC File No 333-89537).


OVERVIEW

We incorporated in Delaware in March 1995. In February 1996, we launched Version
1.0 of our solutions platform, which included the essential elements of content production and navigation, including synchronized video, audio, graphics and text as well as searchable transcripts, for delivery on CD-ROM only. In July 1996, we launched Version 2.0, which expanded delivery from CD-ROM to intranets, included searchable slides and added variable speed playback. In November 1997 we launched Version 3.0. It further expanded delivery options to include Web-based transmissions at 28.8 Kbps and added tracking and reporting and software demonstrations. In April 1998, we introduced our content hosting service and software. In January 1999, we launched our professional services organization to provide integration services and professional media development services. In April 1999, we launched Version 4.0 of our solutions platform, which includes our publishing tools and added support for high-resolution video and the ability for application developers to customize certain aspects of our software. In December 1999, we launched Version 5.0, which offers advanced integration, search navigation and analysis features.

We generate revenue through content production services, software licenses and maintenance and professional services. For each content production transaction, we charge our customers a fixed project set-up fee plus a fee for each hour of finished content. Our software licenses revenue consists of one-time fees charged for the use of our desktop player and applications server software and monthly fees for content hosting. Our maintenance revenue consists of prepaid contracts related to software, which are recognized over the contract term, usually one year. Our professional services revenue is from contracted services to customize the content and software for our customers. Most of our revenue to date has been from our content production services. We expect content production services to produce the largest portion of our revenue for the foreseeable future, but we intend to increase sales of our applications server software and content hosting so that software license revenue constitutes an increasing percentage of our revenue. The gross margin attributable to software license revenue is significantly higher than that of our content production services. We cannot assure you that we will be able to increase the proportion of software license revenue and, therefore, we cannot assure you that we will be able to proportionally improve our gross margin.

We generally recognize content production revenue upon shipment of the final rich media event to the customer and software license revenue upon delivery of software to the customer. Content production service revenue includes revenue for CD-ROM duplication. We recognize this revenue upon shipment of the duplicated CD-ROMs. The revenue for software licenses is recognized upon shipment, or upon notification by the customer, dependent on the delivery medium. We recognize revenue for maintenance and content hosting ratably over the period of the maintenance or content hosting contract. We recognize professional services revenue on a percentage of completion basis as services are performed.

A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. Although no customer accounted for more than 10% of our total revenue for the three months ended March 31, 1999, two customers each accounted for more than 10% of our total revenue for the three months ended March 31, 2000. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

Stock-based compensation charges consist primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Through March 31, 2000, we have recorded a total of $19.6 million in stock-based compensation charges in connection with stock option grants to our employees and consultants, which is being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

No costs for our software development efforts have been capitalized as of March 31, 2000 because Eloquent's products generally have reached technological feasibility and been released for sale at substantially the same time. However, costs incurred for outside contractors to develop aspects of our internal production management system were capitalized as an asset on our balance sheet.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2000, we had an accumulated deficit of $48.8 million. We expect to increase our operating expenses significantly, expand our sales and marketing operations and continue to develop and expand our solutions platform. If these increased expenses are not accompanied by increased revenue, our business, financial condition and operating results would suffer.

We have experienced and expect to continue to experience seasonality in our business. Due to the marketing cycles of our customers, sales of our content production services generally tend to be lower in the fourth calendar quarter of each year. Because the market for rich media business-to-business communications using the Web is still new, additional seasonal and other patterns in the usage of our products and services may emerge as the market matures.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated as a percentage of total revenue.

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                ------------------
                                                 1999        2000
                                                 ----        ----
Revenue:
     Software licenses and maintenance .....        17%       33%
     Content production services ...........        83        56
     Professional services .................         0        11
                                                  ----      ----
         Total revenue .....................       100       100
                                                  ----      ----
Cost of revenue:
     Software licenses and maintenance .....         5         9
     Content production services ...........        59        25
     Professional services .................         6        14
                                                  ----      ----
         Total cost of revenue .............        70        48
                                                  ----      ----
     Gross margin ..........................        30        52
                                                  ----      ----
Operating expenses:
     Research and development ..............        24        19
     Sales and marketing ...................        93        87
     General and administrative ............        44        20
     Stock-based compensation ..............        58        54
                                                  ----      ----
         Total operating expenses ..........       219       180
                                                  ----      ----
              Loss from operations .........      (189)     (128)
Interest expenses and other charges ........        (5)      (23)
Interest income and other income ...........         3        10
                                                  ----      ----
Net loss before extraordinary expense ......      (192)     (141)
Extraordinary expense ......................         0      (161)
                                                  ----      ----
Net loss ...................................      (192)%    (302)%
                                                  ====      ====


THREE MONTHS ENDED MARCH 31, 1999 AND 2000

Revenue. Total revenue increased to $4.6 million for the three months ended March 31, 2000 from $1.9 million for the same period in 1999. The increase in revenue is attributable to an increase in the number and average size of sales of our products and services, additional product and service offerings and higher prices.

Software licenses and maintenance. Revenue from software licenses and maintenance increased to $1.5 million for the three months ended March 31, 2000 from $300,000 for the same period in 1999. The increase was primarily due to the introduction of a new server product, the Enterprise Communications Server that added functionality and was offered at a substantially higher price than our previously available server products. The remainder was attributable to an increase in the number of server products sold in the current year.

Content production services. Content production services revenue increased to $2.6 million for the three months ended March 31, 2000 from $1.6 million for the same period in 1999. Approximately 40% of the increase was attributable to final settlement of a production contract. The remainder was attributable to an increase in the number of rich media events we produced from 67 to 85 and to an increase in average sales price.

Professional services. We launched our professional services organization in the first quarter of 1999. Professional services revenue was $526,000 for the three months ended March 31, 2000 and $5,000 for the comparable period in 1999. Revenue was recognized on 16 professional services engagements for three months ended March 31, 2000 as compared to 1 engagement for the same period in 1999.

Cost of revenue. Cost of revenue consists primarily of software licenses and maintenance costs, content production costs, and professional services costs. Cost of software licenses and maintenance consists of customer support and content hosting personnel and royalty payments due to the owners of licensed third-party software. Cost of content production consists of event production costs and direct personnel expenses associated with event production, with some fixed overhead components for facilities and infrastructure support charges. Direct labor costs associated with content production are deferred until revenue is recognized, at which time they are expensed as cost of revenue. Cost of professional services consists of direct labor costs associated with providing professional services, which are deferred until revenue is recognized, at which time they are expensed as cost of revenue.

Software licenses and maintenance. Cost of software licenses and maintenance was $427,000 in the three months ended March 31, 2000 compared to $96,000 for the same period in 1999. Approximately 79% of the increase is due to higher software royalty payments associated with increased software revenue. The remainder of the increase reflects increases in customer service personnel.

Content production services. Cost of content production was $1.1 million in the three months ended March 31, 2000 compared to $1.2 million for the same period in 1999. The decrease from the three months ended March 31, 1999 to the same period in 2000 was primarily due to a reduced fixed and variable cost structure initiated in the first quarter of 1999. We achieved this reduced cost structure in the second quarter 1999 through a restructuring of our production facility and processes. The restructuring included the termination of eight full-time content production employees, six of whom previously had been classified as production overhead. We also undertook to more closely manage the correlation of our direct labor force with content production volume, resulting in reduced utilization of approximately 36 temporary direct labor employees. Several efficiency measures were also introduced, including initiating content production on an event-only basis only after all customer materials are received, parallel processing paths for certain production activities, electronic exchange with customers for revisions of certain event elements, greater workflow and document integration with our automated event management system to minimize paper documents, and earlier production involvement in the post-sales process to clearly delineate customer requirements. These restructuring initiatives yielded higher production efficiency, including faster content production turn-times and higher production capacity.

Professional services. Cost of professional services was $643,000 for the three months ended March 31, 2000 compared to $109,000 for the three months ended March 31, 1999. The majority of the increase is due to higher personnel and recruiting costs associated with growth of our professional services staff.

Operating expenses. For the three months ended March 31, 2000, operating expenses were $8.3 million compared to $4.3 million for the three months ended March 31, 1999. Without the effect of stock-based compensation charges, operating expenses for the three months ended March 31, 2000 and 1999 would have been $5.9 million and $3.1 million, respectively.

Research and development. Research and development expenses consist primarily of personnel expenses associated with software development. Research and development expenses were $890,000 for the three months ended March 31, 2000 compared to $466,000 for the three months ended March 31, 1999. Approximately 95% of the increase is associated with additional personnel hired to develop our next generation software. A new office was established in Boulder, Colorado with employees dedicated to developing new versions of the Eloquent Communications Server. We expect research and development expenses to increase in absolute dollars as we seek to increase the functionality of our solutions platforms.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services, personnel and marketing materials and other expenses associated with the marketing of our products and services. Sales and marketing expenses were $4.0 million for the three months ended March 31, 2000 compared to $1.8 million for the three months ended March 31, 1999. Approximately 75% of the increase was due to higher personnel expenses and recruiting costs associated with growth in our sales force and marketing staff as well as the additional travel and entertainment costs associated with the increase in personnel. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of total revenue in the near future as we continue to grow the sales force.

General and administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees and facilities costs. General and administrative expenses were $944,000 for the three months ended March 31, 2000 compared to $855,000 for the three months ended March 31, 1999. The majority of the increase was associated with consulting fees to support our investor relations activities.


Interest expense and other charges. Interest expense and other charges were $1.0 million for the three months ended March 31, 2000 and $94,000 for the three months ended March 31, 1999. Interest expense and other charges for the three months ended March 31, 2000 consists primarily of interest paid and amortization of the debt issuance costs and the discount related to the $20.0 million subordinated notes and warrants. The subordinated notes were repaid upon our initial public offering. Interest expense and other charges for the same period in 1999 consists primarily of interest payments on equipment leases and bank lines of credit. The majority of the increase in expense from the three months ended March 31, 1999 to March 31, 2000 reflects interest costs associated with the $20.0 million subordinated notes.

Interest income and other income. Interest income and other income consists primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest income and other income was $476,000 for the three months ended March 31, 2000 compared to $50,000 for the three months ended March 31, 1999. This increase was due to larger average cash balances as a result of our initial public offering.

Extraordinary loss on extinguishment of debt. In October 1999, Eloquent sold convertible notes and detachable warrants to purchase 1,500,000 shares of common stock for aggregate gross consideration of $20.0 million. In conjunction with the sale of the notes, Eloquent incurred approximately $1.5 million in debt issuance costs. In accordance with applicable accounting rules, we allocated the gross proceeds among the notes, the beneficial conversion feature of the notes, and the warrants. As a result of that allocation, the subordinated notes were originally recorded on our balance sheet at a discounted value of approximately $7.5 million. The $7.5 million discount resulting from the issuance of warrants was being amortized over the five-year term of the notes and the $5.0 million discount resulting from the beneficial conversion feature was being amortized over the period from issuance to December 31, 2000, during which the note could not be converted. In accordance with the terms of the notes, all amounts outstanding under the notes were repaid upon consummation of our initial public offering. Because the notes were repaid prior to the end of their term, the unamortized portion of the discount resulting from the issuance of the warrants and debt issuance costs was recorded as an extraordinary loss on extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.7 million. At March 31, 2000, we had approximately $62.9 million of cash equivalents and short-term investments. We have capital lease arrangements that provide for up to $1.5 million for equipment purchases, of which we have utilized approximately $437,000 as of March 31, 2000. In addition, we have a revolving line of credit and debt facility that provides for borrowings up to $6.0 million for working capital requirements and equipment purchases.

Net cash used in operating activities was $3.4 million for the three months ended March 31, 2000 and $2.9 million for the three months ended March 31, 1999. Net cash used in operating activities in both periods was primarily attributable to net losses.

Net cash used in investing activities was $9.8 million for the three months ended March 31, 2000 and $98,000 for the three months ended March 31, 1999. Net cash used in investing activities in 2000 was related primarily to investments in short-term marketable securities. Net cash used in investing activities in 1999 was primarily related to purchases of property and equipment.

Net cash provided by financing activities was $52.9 million for the three months ended March 31, 2000 and $1.3 million for the three months ended March 31, 1999. Net cash provided by financing activities in 2000 resulted primarily from the sale of common stock in our initial public offering, partially offset by repayment of borrowings. Net cash provided by financing activities in 1999 resulted primarily from borrowings under our lines of credit.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds thereafter through public or private financings, or other arrangements. There can be no assurance that such additional financings, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of common stock.



RISK FACTORS

Our business, financial condition or operating results could be seriously harmed by any of the following risks. In addition, the trading price of our common stock could decline due to any of the following risks, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

Eloquent was formed in March 1995. Thus, we have a limited operating history, which may make it difficult for you to evaluate our business. In part because we are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving technology and Web-related markets, we cannot be sure that our business model and future operating performance will yield the results that we seek. Moreover, because these markets are constantly changing, we may need to change our business model to adapt. We have not yet proven our ability, on a sustained basis, to achieve the following:

        - maintain and expand our customer base;

        - identify new applications for our existing products;

        - expand and enhance our customer solutions;

        - maintain market prices for our solutions despite competition;

        - effectively integrate any acquired businesses or technologies with our operations;

        - prevent technologies we use in our operations from failing or operating poorly, and

        - identify, attract, retain and motivate qualified personnel.

We may not be successful in achieving these objectives on a long-term basis. If we are unable to do so, our business, financial condition and operating results would suffer.

WE EXPECT TO CONTINUE TO INCUR LOSSES, AND AS A RESULT WE MAY NOT ACHIEVE PROFITABILITY.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred net losses of approximately $ 14.0 million in the three months ended March 31, 2000 compared to $ 3.7 million in the three months ended March 31, 1999. As of March 31, 2000, we had an accumulated deficit of approximately $ 48.8 million. We expect to increase our operating expenses significantly, expand our sales and marketing operations and continue to develop and expand our service offerings. If these increased expenses are not accompanied by increased revenue, we will not achieve profitability.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND AN UNANTICIPATED DECLINE IN REVENUE MAY CAUSE OUR STOCK PRICE TO FALL.

In some future quarter, our operating results may be below the expectations of public market analysts and investors, which would cause the price of our common stock to fall. The factors that may cause our quarterly operating results to fall short of expectations include:

        - delays of large customer orders, which could prevent us from recognizing revenue until later quarters;

        - seasonal trends in sales of our solutions, which could result in lower quarterly revenue in the fourth quarter;

        - downward pressure on prices paid by our customers, as a result of competition or other factors, which could reduce our quarterly revenue even if we maintain or increase the number of sales;

        - new product and service introductions by our competitors, which could cause our competitors to capture revenue that we otherwise could have received;

        - increased costs incurred as we expand operations, increase our marketing efforts or undertake other initiatives, which could reduce our profit margin if not matched by a corresponding growth in revenue; and

        - technical difficulties or system downtime affecting the Web generally or the operation of our network or servers, which could cause customer dissatisfaction and reduce our revenue.

We have experienced and expect to continue to experience seasonality in our business. Due to the marketing cycles of our customers, sales of our content production services generally tend to be lower in the fourth calendar quarter of each year. Because the market for rich media business-to-business communications using the Web is still new, additional seasonal and other patterns in the usage of our products and services may emerge as the market matures.

Our quarterly operating results may fluctuate significantly in the future because of a variety of factors, many of which are outside our control. As a result, operating results for any particular quarter may not be indicative of future operating results.

WE DEPEND ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJORITY OF OUR REVENUE, SO THE LOSS OF OR DELAY IN PAYMENT FROM ONE OR A SMALL NUMBER OF CUSTOMERS COULD HAVE A LARGE IMPACT ON OUR REVENUE AND OPERATING RESULTS.

If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, our top 15 customers during the three months ended March 31, 2000 accounted for a majority of our revenue during that period. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

THE LENGTH OF OUR SALES CYCLE IS UNCERTAIN AND THEREFORE COULD CAUSE SIGNIFICANT VARIATIONS IN OUR OPERATING RESULT.

Because our customers are typically large corporations, the length of our sales cycle -- the time between an initial customer contact and completing a sale -- can be unpredictable. The time between the date of our initial contact with a potential new customer and the execution of a sales contract with that customer ranges from less than two weeks to more than three months, depending on the size of the customer, the application of our solution and other factors. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. During the sales cycle, we may expend substantial sales and management resources without generating corresponding revenue. Our expense levels are relatively fixed in the short term and are based in part on our expectations of our future revenue. As a result, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represents a large portion of our revenue.



WE MAY NOT BE ABLE TO INCREASE THE SIZE OF OUR SALES ORGANIZATION, WHICH WOULD PREVENT US FROM ACHIEVING THE INCREASED SALES VOLUME NECESSARY FOR US TO ACHIEVE PROFITABILITY.

In order to increase our revenue, we must recruit, train and retain a significant number of sales personnel. If we do not do so, we will not be able to increase our sales sufficiently to achieve profitability. In the past, we have had difficulty recruiting and retaining qualified sales personnel. We cannot guarantee that we will not encounter similar difficulties in the future. Competition for personnel, particularly in the San Francisco Bay Area, where we are located, is intense. Many of the companies competing with us for qualified sales personnel are larger and more established than we are and have greater financial resources than we do. This may make it even more difficult for us to recruit and retain such personnel.

Our operational history suggests that the level of sales we achieve is generally determined by the number of sales personnel we employ. In 1998 and early 1999, we suffered a significant decline in sales to customers in the western United States primarily due to attrition in our West Coast sales force. If we experience turnover in our sales force in the future, our business, financial condition and operating results will suffer. Newly hired sales personnel generally do not become fully productive until they have worked for at least two quarters. Because of the time required to recruit new sales personnel and for them to become fully productive, an unanticipated loss of sales personnel could result in an under productive sales organization and reduced sales for a significant period of time.

WE FACE INTENSE COMPETITION FOR PERSONNEL, WHICH COULD IMPAIR OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL.

Our ability to develop, market and sell our solutions and to maintain our competitive position depends on our ability to attract, retain and motivate highly skilled technical, sales and marketing and other personnel. There is a limited number of people with the necessary technical skills and understanding, and competition for their services, particularly in the San Francisco Bay Area, is intense. If we fail to recruit or retain these personnel, our ability to develop, market and sell our solutions will suffer.

WE DEPEND ON TECHNOLOGY LICENSED FROM OTHER COMPANIES. WE MAY NOT BE ABLE TO RENEW THESE LICENSES AS THEY EXPIRE FROM TIME TO TIME, AND WE MAY NOT BE ABLE TO REPLACE THE LICENSED TECHNOLOGY WITHOUT SIGNIFICANT EXPENSE OR ENGINEERING EFFORTS, IF AT ALL.

Our desktop player software, which runs on an end user's personal computer to allow the user to view an event, and our Enterprise Communications Server product, which enables customers to deliver events to their target audiences through Web-based channels, include technologies that other companies have licensed to us. If we are unable to maintain or renew these licenses when they expire, we would be forced to remove these technologies from our products and develop or license comparable technologies. This could require additional license fees or extensive engineering efforts, or significantly decrease our products' functionality, either of which could harm our business, financial condition and operating results.

In addition, we have developed our products to integrate well with the Microsoft Windows NT operating system, the operating system used by most of our customers to run our software. If the Windows NT operating system is changed by Microsoft so that it no longer integrates well with our products, or if Windows NT experiences technical problems, the operation of our software could be impaired. In that event, our business, financial condition and operating results could be harmed. Microsoft is not obligated to ensure that Windows NT integrates well with our products.

We may be required to obtain licenses from third parties to refine, develop, market and deliver new products. We may be unable to obtain any needed license on commercially reasonable terms or at all and rights granted under any licenses may not be valid and enforceable.

WE OPERATE IN MARKETS THAT WILL BECOME INCREASINGLY COMPETITIVE, WHICH COULD LEAD TO DECREASING PRICES AND REDUCED PROFITABILITY.

The market for rich media business-to-business communications solutions is new and rapidly evolving. We expect that competition will intensify. Increased competition could lead to decreasing prices and profitability. We compete with companies that offer components of a rich media business-to-business communications solution, including:

- providers of rich media software tools;

- multimedia content production and delivery companies;

- companies that provide content hosting services, which include storing, delivering and tracking the distribution of content; and

- traditional business-to-business communications and learning solution companies that offer live meeting and seminar services.

In addition, our customers and potential customers represent a source of competition to the extent they decide to develop in-house business-to-business communications solutions.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we do. These competitors may also be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive pricing policies and make more attractive offers to potential employees and partners. We may be unable to compete successfully against current or future competitors, and competitive pressures may cause our business to suffer.

MOST OF OUR MANAGEMENT TEAM HAS ONLY RECENTLY JOINED ELOQUENT AND HAS LITTLE EXPERIENCE WORKING TOGETHER, WHICH COULD LIMIT THE TEAM'S EFFECTIVENESS IN OPERATING OUR BUSINESS.

Our management team does not have significant experience working together at Eloquent, because most members of our management team have been employed by Eloquent for a short period of time. This could prevent or limit our management team's ability to work together effectively. The failure of our new management team to work together effectively could delay efficient decision-making and execution of business objectives, which would negatively impact our business, financial condition and operating results.

WE MAY NOT BE ABLE TO ADEQUATELY MANAGE OUR ANTICIPATED GROWTH, WHICH COULD IMPAIR OUR EFFICIENCY AND NEGATIVELY IMPACT OUR OPERATIONS.

We may not be able to manage our growth effectively, which could impair our efficiency, reduce the quality of our solutions, impair further growth and harm our business, financial condition and operating results. If we do not effectively manage this growth, we will not be able to operate efficiently or maintain the quality of our products. Either outcome would harm our operating results. In the past, we have experienced rapid growth, and we plan to continue to expand our operations. This expansion is expensive and places a significant strain on our personnel and other resources. To manage our expanded operations effectively, we will need to further improve our operational, financial and management systems and successfully hire, train, motivate and manage our employees.

WE PLAN TO EXPAND OUR BUSINESS INTO INTERNATIONAL MARKETS, IN WHICH WE HAVE NO PRIOR EXPERIENCE. INTERNATIONAL EXPANSION WILL REQUIRE SIGNIFICANT RESOURCES AND WILL SUBJECT US TO NEW RISKS THAT MAY LIMIT OUR RETURN FROM OUR INTERNATIONAL SALES EFFORTS.

One of our strategies to increase our sales sufficiently to achieve profitability is to add an international sales force and operations. This expansion will involve a significant use of management and financial resources, particularly because we have no previous experience with international operations. We may not be successful in creating international operations or sales. In addition, international business activities are subject to a variety of risks, including the adoption of laws, currency fluctuations, actions by third parties and political and economic conditions, any of which could restrict or eliminate our ability to do business in foreign jurisdictions.

WE WILL DEPEND ON REVENUE FROM OUR CONTENT HOSTING BUSINESS, WHICH WILL SUFFER IF OUR HOSTING EQUIPMENT AND SOFTWARE EXPERIENCE SYSTEM FAILURES.

Our future success depends in part on our ability to successfully host our customers' content on our servers. Our ability to host content will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We do not have fully redundant content hosting systems, a formal disaster recovery plan or alternative providers of hosting services. We also may not have business interruption insurance sufficient to compensate us for losses that may occur. All of our content hosting servers are located at Concentric Network Corporation's facilities in Cupertino, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures or similar events. They are also subject to computer viruses, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the Concentric Network facility could result in interruptions in our content hosting service. In addition, the failure by Concentric Network to provide the data communications capacity that we require could result in interruptions in our content hosting service. Any damage to or failure of our content hosting systems could result in interruptions in our content hosting service. System interruptions will reduce our revenue and profits, and our future revenue and profits will be harmed if our customers believe that our content hosting system is unreliable.

POTENTIAL ERRORS IN OUR SOFTWARE COULD HARM OUR REPUTATION AND REDUCE OUR SALES AND PROFITABILITY.

Software defects discovered after we release our software could result in loss of revenue, delays in market acceptance and harm to our reputation. Any product liability claim against us, if successful and of sufficient magnitude, could harm our profitability and future sales. Our software has in the past contained, and may in the future contain, "bugs" or errors. Although we typically design our customer license agreements to contain provisions that limit our exposure to potential product liability claims, we cannot guarantee that contractual limitations of liability would be enforceable or would otherwise protect us from liability for damages to a customer resulting from a defect in our software. Even though we maintain insurance that covers damages arising from the implementation and use of our software, we cannot assure you that our insurance would cover or be sufficient to cover any product liability claims against us.

WE HAVE IN THE PAST EXPERIENCED RETURNS OF OUR PRODUCTS, AND AS OUR BUSINESS GROWS WE MAY EXPERIENCE INCREASED RETURNS, WHICH COULD HARM OUR REPUTATION AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

In the past, some of our customers have returned our rich media events to us because they felt that modifications were required for the product to meet project specifications and the customer's requirements. It is likely that we will experience some level of returns in the future and, as our business grows, the amount of returns may increase despite our efforts to minimize returns. Also, returns may adversely affect our relationship with affected customers and may harm our reputation. This could cause us to lose potential customers and business in the future. We maintain a reserve for future returns that we believe is adequate given our historical level of returns. If returns increase, however, our reserve may not be sufficient and our operating results would be negatively affected.

THE FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY IMPAIR OUR COMPETITIVE POSITION.

Our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property are critical to our success. If we are unable to adequately protect our rights from infringement by competitors or others, or from misuse by our licensees, the competitive advantage that our rights provide will be weakened.

We rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees and independent contractors to protect our proprietary rights. We strategically pursue the registration of trademarks and service marks in the United States and abroad. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available.

We have licensed in the past, and expect to license in the future, certain of our proprietary rights to third parties. The steps taken by us to protect our proprietary rights may not be adequate. Although we attempt to ensure that the quality of our brand is maintained by these licensees, licensees may take actions that may harm the value of our proprietary rights or reputation.

WE MAY BECOME SUBJECT TO INTELLECTUAL PROPERTY LITIGATION IN THE FUTURE THAT COULD CAUSE US TO INCUR SIGNIFICANT EXPENSE AND COULD REQUIRE US TO ALTER OUR PRODUCTS.

We may be subject to legal proceedings and claims associated with our intellectual property from time to time in the future. These claims, even if without merit, could cause us to expend significant financial and managerial resources. Further, if these claims are successful, we may be required to change our trademarks, alter our copyrighted material or pay financial damages, any of which could harm our business. Third parties may infringe or misappropriate our copyrights, trademarks or similar proprietary rights in the future. In such event, we may be forced to pursue infringement claims against such third parties. These claims also could cause us to expend significant financial and managerial resources.

RISKS RELATED TO THE INTERNET

OUR FUTURE SUCCESS DEPENDS ON CONTINUED GROWTH IN USE OF THE WORLD WIDE WEB FOR BUSINESS-TO-BUSINESS COMMUNICATIONS.

Our business could suffer if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, including:

        - inadequate network infrastructure;

        - security concerns;

        - inconsistent quality of service;

        - lack of availability of cost-effective and high-speed service; and

        - changes in government regulation of the Web.

If Web usage grows, the Web infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. In addition, future outages and other interruptions occurring throughout the Web could lead to decreased use of our products and would therefore harm our business.

IF WE ARE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE THE WEB, OUR BUSINESS WOULD SUFFER.

Our future success will depend on our ability to continually improve our solutions. To do so, we will need to continually enhance our solutions in response to the rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements that characterize the market for Web products and services. In the event new multimedia enabling technologies are developed and widely adopted, we may be required to make fundamental and costly changes in our technology. We may not be able to make these enhancements or changes in a cost-effective manner fast enough to keep up with our competitors or at all. In this event, our business would suffer.

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE IN THE PAST AND IS LIKELY TO BE EXTREMELY VOLATILE IN THE FUTURE, WHICH COULD CAUSE YOU TO LOSE ALL OR A PART OF YOUR INVESTMENT AND MAY RESULT IN COSTLY AND DISTRACTING SECURITIES LITIGATION.

The market price of our common stock has been volatile in the past and is likely to be extremely volatile in the future. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Securities litigation could result in substantial costs and a diversion of our management's attention and resources. The stocks of Web-related and technology companies like ours have experienced extreme price and volume fluctuations in recent months, many of which appear unrelated to the companies' business, financial condition or operating results. Although the market price of our stock will in part be based on our business, financial condition and operating results, we expect that it will also be affected to a significant degree by these market-wide and industry-wide price and volume fluctuations.

OUR DIRECTORS AND EXECUTIVE OFFICERS OWN A MAJORITY OF OUR COMMON STOCK, WHICH ENABLES THEM TO CONTROL MATTERS DECIDED BY THE STOCKHOLDER.

Our directors and executive officers and their affiliates beneficially own a majority of our outstanding common stock. As a result of their beneficial ownership, our directors and executive officers, acting alone or with others, are able to control most matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Eloquent. This could prevent our stockholders from realizing a premium over the market price for their shares or from bringing about a change in management.

THE LARGE NUMBER OF SHARES THAT MAY BE RESOLD IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO DECLINE.

As our shares become eligible for public resale, the market price of our common stock may drop if the holders of these shares sell them or are perceived by the market as intending to sell them. Most of the shares we have outstanding or issuable upon exercise of options or warrants will become eligible for public resale 180 days after the closing of our initial public offering, in August 2000. For a more detailed description of the eligibility of the outstanding shares of our common stock for resale in the public market, see our Registration Statement filed with the SEC, SEC File No. 333-89537.

ADDITIONAL DISCUSSION OF THESE AND OTHER RISK FACTORS IS DISCLOSED IN OUR REGISTRATION STATEMENT ON FORM S-1, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, SEC FILE NO. 333-89537.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities issued by corporations. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sales of Registered Securities. We commenced our initial public offering on February 16, 2000 pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-89537). The managing underwriters of the public offering were U.S. Bancorp Piper Jaffray, Banc of America Securities LLC and Thomas Weisel Partners (the "Underwriters"). In the offering, we sold an aggregate of 5,175,000 shares of our common stock for an initial price of $16.00 per share. The aggregate proceeds from the offering were $82.8 million. We paid expenses of approximately $7.1 million, of which approximately $5.8 million represented underwriting discounts and commissions and approximately $1.3 million represented expenses related to the offering. Net proceeds from the offering were $75.7 million. Of the net proceeds, as of March 31, 2000, approximately $3.0 million has been used to repay existing indebtedness owed under our existing credit facility, approximately $20.0 million has been used to repay the subordinated notes we issued in October 1999, approximately $3.0 million has been invested in a strategic partner and approximately $4.1 million has been used for working capital and for general corporate purposes. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of March 31, 2000, we had invested the remainder of the net proceeds in short-term, interest-bearing, investment grade securities.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
1.01*             Form of Underwriting Agreement.
3.01*             Amended and Restated Certificate of Incorporation.
3.02*             Amended and Restated Bylaws.
3.03*             Form of Amended and Restated Certificate of Incorporation to be filed upon completion of this offering.
3.04*             Form of Amended and Restated Bylaws to be effective upon completion of this offering.
4.01*             Form of Specimen Stock Certificate.
4.02*             Fourth Amended and Restated Investors' Rights Agreement, dated October 20, 1999, among
                  Eloquent and certain investors named therein.
4.03*             Securities Purchase Agreement, dated October 20, 1999, by and among Eloquent and certain investors named therein.
5.01*             Opinion of Cooley Godward LLP regarding legality of the securities being registered.
10.01*            Form of Indemnity Agreement entered into by Eloquent with each of its directors and executive officers.
10.02*            Equity Incentive Plan.
10.03*            Form of Stock Option Agreement under the Equity Incentive Plan.
10.04*            1997 Equity Incentive Plan.
10.05*            Form of Stock Option Agreement under the 1997 Equity Incentive Plan.
10.06*            1999 Equity Incentive Plan.

10.07*            Form of Stock Option Agreement under the 1999 Equity Incentive Plan.
10.08*            Form of Nonstatutory Stock Option Agreement for Non-Employee Director Grants under the
                  1999 Equity Incentive Plan.
10.09*            1999 Employee Stock Purchase Plan.
10.10*            Form of 1999 Employee Stock Purchase Plan Offering.
10.11*            Employment Agreement, dated December 23, 1998, between Eloquent and
                  Abraham Kleinfeld.
10.12*            Office Lease, dated November 19, 1996, between Eloquent and California Casualty
                  Indemnity Exchange, as amended.
10.13*            OEM Agreement, dated May 30, 1997, between Eloquent and Verity, Inc.
10.14*            Software License Agreement, dated June 30, 1997, between Eloquent and Voxware, Inc.
10.15*            Co-location Service Agreement, dated March 30, 1998, between Eloquent and Concentric
                  Network Corporation.
10.16*            Sublease Agreement, dated June 1, 1999, between Eloquent and California Casualty
                  Indemnity Exchange.
10.17*            ISV Software License Agreement, dated August 1, 1999, between Eloquent and WebXpress,
                  Inc.
10.18*            Assignment of Sublease, dated November 24, 1999, between Eloquent and California
                  Casualty Management Company.
23.01*            Consent of Cooley Godward LLP (included in Exhibit 5.01).
23.02*            Consent of PricewaterhouseCoopers LLP.
24.01*            Power of Attorney.  Reference is made to page II-7.
27.01             Financial Data Schedule.

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Regulation Statement on Form S-1 (SEC File No. 333-89537).


        (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May ____, 2000



                                      ELOQUENT, INC.


                                      By: /s/
                                         ---------------------------------
                                          R. John Curson
                                          Chief Financial Officer, Secretary and
                                          Treasurer (Principal Accounting and
                                          Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
1.01*             Form of Underwriting Agreement.
3.01*             Amended and Restated Certificate of Incorporation.
3.02*             Amended and Restated Bylaws.
3.03*             Form of Amended and Restated Certificate of Incorporation to be filed upon completion of this offering.
3.04*             Form of Amended and Restated Bylaws to be effective upon completion of this offering.
4.01*             Form of Specimen Stock Certificate.
4.02*             Fourth Amended and Restated Investors' Rights Agreement, dated October 20, 1999, among
                  Eloquent and certain investors named therein.
4.03*             Securities Purchase Agreement, dated October 20, 1999, by and among Eloquent and certain investors named therein.
5.01*             Opinion of Cooley Godward LLP regarding legality of the securities being registered.
10.01*            Form of Indemnity Agreement entered into by Eloquent with each of its directors and executive officers.
10.02*            Equity Incentive Plan.
10.03*            Form of Stock Option Agreement under the Equity Incentive Plan.
10.04*            1997 Equity Incentive Plan.
10.05*            Form of Stock Option Agreement under the 1997 Equity Incentive Plan.
10.06*            1999 Equity Incentive Plan.
10.07*            Form of Stock Option Agreement under the 1999 Equity Incentive Plan.
10.08*            Form of Nonstatutory Stock Option Agreement for Non-Employee Director Grants under the
                  1999 Equity Incentive Plan.
10.09*            1999 Employee Stock Purchase Plan.
10.10*            Form of 1999 Employee Stock Purchase Plan Offering.
10.11*            Employment Agreement, dated December 23, 1998, between Eloquent and
                  Abraham Kleinfeld.
10.12*            Office Lease, dated November 19, 1996, between Eloquent and California Casualty
                  Indemnity Exchange, as amended.
10.13*            OEM Agreement, dated May 30, 1997, between Eloquent and Verity, Inc.
10.14*            Software License Agreement, dated June 30, 1997, between Eloquent and Voxware, Inc.
10.15*            Co-location Service Agreement, dated March 30, 1998, between Eloquent and Concentric
                  Network Corporation.
10.16*            Sublease Agreement, dated June 1, 1999, between Eloquent and California Casualty
                  Indemnity Exchange.
10.17*            ISV Software License Agreement, dated August 1, 1999, between Eloquent and WebXpress,
                  Inc.
10.18*            Assignment of Sublease, dated November 24, 1999, between Eloquent and California
                  Casualty Management Company.
23.01*            Consent of Cooley Godward LLP (included in Exhibit 5.01).
23.02*            Consent of PricewaterhouseCoopers LLP.
24.01*            Power of Attorney.  Reference is made to page II-7.
27.01             Financial Data Schedule.

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Regulation Statement on Form S-1 (SEC File No. 333-89537).