Form 10-Q
period 2000-06-30
ELOQUENT INC
filed 2000-08-14
CIK 1003265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 17,063,284 at July 31, 2000.

                                 ELOQUENT, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                        PAGE

Item 1. Financial Statements

     Condensed Balance Sheets as of June 30, 2000 and December 31, 1999.............................. 3

     Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999...  4

     Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999.............  5

     Notes to Condensed Financial Statements........................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....... 10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................. 24

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds................................................... 25

Item 6. Exhibits and Reports on Form 8-K............................................................ 25

Signature

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 ELOQUENT, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               JUNE 30,    DECEMBER 31,
                                                                                 2000         1999
                                                                             ----------   ------------
                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ................................................ $ 28,614       $ 17,174
    Short-term investments ...................................................   27,772           --
    Accounts receivable, net of allowances for doubtful accounts
       of $343 and $334.......................................................    5,938          3,439
    Deferred production costs.................................................      120             37
    Prepaid expenses..........................................................      501            377
                                                                               --------       --------
          Total current assets................................................   62,945         21,027
Property and equipment, net...................................................    2,812          1,915
Deferred charges..............................................................      179          1,783
Long-term investments.........................................................    3,000            --
Other assets..................................................................      460            540
                                                                               --------       --------
           Total assets ...................................................... $ 69,396       $ 25,265
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit ...................................................... $     --          3,000
    Accounts payable and other liabilities....................................    3,792          3,917
    Capital lease obligation - current portion................................      802            618
    Deferred revenue..........................................................    1,541            787
                                                                               --------       --------
          Total current liabilities...........................................    6,135          8,322
                                                                               --------       --------
Capital lease obligation, net of current portion..............................      491            777
Long-term notes payable.......................................................     --            8,477

Stockholders' equity:
Convertible preferred stock, $0.001 par value; 9,938,844 shares...............     --                7
    authorized; 7,159,009 shares outstanding in 1999
Preferred stock, $0.001 par value; 10,000,000 shares authorized;..............     --              --
    no shares outstanding in 2000
Common stock, $0.001 par value; 40,000,000 and 30,000,000 shares
    authorized; 17,063,284 and 3,572,871 shares outstanding...................       17              4
Unearned stock-based compensation.............................................   (8,078)        (9,564)
Additional paid-in capital....................................................  126,140         52,089
Accumulated deficit...........................................................  (55,309)       (34,847)
                                                                               --------       --------
          Total stockholders' equity..........................................   62,770          7,689
                                                                               --------       --------
          Total liabilities and stockholders' equity ......................... $ 69,396       $ 25,265
                                                                               ========       ========



   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                                  2000           1999           2000           1999
                                               ----------     ----------     ----------     ----------
Revenue:
     Software licenses and maintenance ......   $  2,113       $    540       $  3,617       $    880
     Content production services ............      2,664          2,042          5,260          3,644
     Professional services ..................        430            218            956            223
                                                --------       --------       --------       --------
             Total revenue ..................      5,207          2,800          9,833          4,747

Cost of revenue:
     Software licenses and maintenance ......        277            135            704            231
     Content production services ............      1,575          1,245          2,716          2,399
     Professional services ..................        595            355          1,238            464
                                                --------       --------       --------       --------
             Total cost of revenue ..........      2,447          1,735          4,658          3,094
                                                --------       --------       --------       --------
     Gross margin ...........................      2,760          1,065          5,175          1,653
                                                --------       --------       --------       --------
Operating expenses:
     Research and development ...............      1,267            484          2,157            950
     Sales and marketing ....................      5,473          1,862          9,503          3,668
     General and administrative .............      1,257            816          2,201          1,671
     Stock-based compensation ...............      2,026            913          4,508          2,042
                                                --------       --------       --------       --------
             Total operating expenses .......     10,023          4,075         18,369          8,331
                                                --------       --------       --------       --------
Loss from operations ........................     (7,263)        (3,010)       (13,194)        (6,678)
                                                --------       --------       --------       --------
Interest expense and other charges ..........       (190)          (103)        (1,239)          (197)
Interest and other income....................        948             38          1,424             88
                                                --------       --------       --------       --------
Net loss before extraordinary expense .......     (6,505)        (3,075)       (13,009)        (6,787)
Extraordinary loss on extinguishment of
  debt ......................................         --             --         (7,453)            --
                                                --------       --------       --------       --------
Net loss ....................................   $ (6,505)      $ (3,075)      $(20,462)     $  (6,787)
                                                ========       ========       ========       ========

Basic and diluted net loss per share:
Net loss before extraordinary item ..........   $  (0.39)      $  (0.95)      $  (0.98)     $   (2.15)
Extraordinary loss...........................         --             --          (0.56)           --
                                                --------       --------       --------       --------
Net loss ....................................   $  (0.39)      $  (0.95)      $  (1.54)     $   (2.15)
                                                ========       ========       ========       ========

Shares used in computing basic and diluted
net loss per share ..........................     16,831          3,222         13,265          3,153
                                                ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                        2000          1999
                                                                                      ---------     ---------
Cash flows from operating activities:
    Net loss ....................................................................     $(20,462)     $ (6,787)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization.............................................          715           418
       Extraordinary loss on extinguishment of debt..............................        7,453          --
       Amortization of discount on long-term notes payable.......................          478          --
       Amortization of deferred charges..........................................          196          --
       Amortization of stock-based compensation..................................        4,508         2,042
       Changes in operating assets and liabilities
           Accounts receivable...................................................       (2,499)         (312)
           Deferred production cost..............................................          (83)           27
           Prepaid expenses......................................................         (124)          (64)
           Other assets..........................................................           80           (38)
           Accounts payable and other liabilities................................         (125)          151
           Deferred revenue......................................................          754          (102)
                                                                                       -------       -------
               Net cash used in operating activities.............................       (9,109)       (4,665)
                                                                                       -------       -------
Cash flows from investing activities:
    Purchases of short-term investments..........................................      (27,772)         --
    Purchase of long-term investment.............................................       (3,000)         --
    Acquisition of property and equipment........................................       (1,612)         (190)
                                                                                       -------       -------
              Net cash used in investment activities.............................      (32,384)         (190)
                                                                                       -------       -------
Cash flows from financing activities:
    Proceeds from borrowings under bank line of credit...........................         --           1,500
    Repayment of borrowings under bank line of credit............................       (3,000)         --
    Repayment of subordinated notes..............................................      (20,000)         --
    Proceeds from issuance of common stock, net of repurchases and offering
      costs......................................................................       76,035           (91)
    Proceeds from capital lease financing........................................          277          --
    Payment of principal on capital lease financing..............................         (379)         (346)
                                                                                       -------       -------
              Net cash provided by financing activities..........................       52,933         1,063
                                                                                       -------       -------
Net increase (reduction) in cash and cash equivalents............................       11,440        (3,792)

Cash and cash equivalents, beginning of period...................................       17,174         6,661
                                                                                       -------       -------
Cash and cash equivalents, end of period ........................................     $ 28,614      $  2,869
                                                                                       =======       =======
Supplemental disclosure of cash flow information:
       Cash paid during the year for:
           Interest..............................................................     $    545      $    198
       Non-cash transactions:
           Stock-based compensation .............................................     $  3,022      $  7,632


   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - The Company and Basis of Presentation

Eloquent, Inc. ("Eloquent" or the "Company") produces rich media solutions for business communications. These rich media solutions are used to communicate to target audiences through the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. These rich media presentations can be delivered via the Web, intranets, extranets and CD-ROMs.

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

The preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                        2000        1999            2000          1999
                                                                    ------------------------     -----------------------
Numerator:
    Net loss before extraordinary expense ........................  $ (6,505)      $ (3,075)      $(13,009)     $ (6,787)
    Extraordinary loss on extinguishment of debt .................        --             --         (7,453)           --
                                                                    --------       --------       --------      --------
    Net loss .....................................................  $ (6,505)      $ (3,075)      $(20,462)     $ (6,787)
                                                                    --------       --------       --------      --------
Denominator:
    Weighted average common stock outstanding ....................    16,998          3,327         13,445         3,278
    Weighted average common stock subject to repurchase ..........      (167)          (105)         (180)          (125)
                                                                    --------       --------       --------      --------

Denominator for basic and diluted calculation ....................    16,831          3,222         13,265         3,153
                                                                    --------       --------       --------      --------
Basic and diluted net loss per share .............................  $  (0.39)      $  (0.95)      $  (1.54)     $  (2.15)
                                                                    --------       --------       --------      --------
Antidilutive securities:
    Convertible preferred stock...................................       --           7,159            --          7,159
    Options to purchase common stock .............................     4,393          2,940          4,393         2,940
    Warrants......................................................       721            138            721           138
                                                                    --------       --------       --------      --------
                                                                       5,114         10,237          5,114        10,237
                                                                    ========       ========       ========      ========

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

The debt issuance costs and the discount resulting from the issuance of the warrants were being amortized to interest expense over the life of the notes. The beneficial conversion feature was being amortized over the one-year period up to the earliest conversion date. Upon repayment of the notes, the unamortized portion of the discount resulting from the issuance of the warrants and the debt issuance costs were recorded as an extraordinary loss on the extinguishment of debt.

Note 6 - Recent Accounting Pronouncements

In June 1998, the FASB Issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133. SFAS No. 137 defers the application of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; however, early application is encouraged. Eloquent will adopt SFAS No. 133 for the 2001 fiscal year but does not expect such adoption to materially affect the financial statement presentation.

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

We generate revenue through content production services, software licenses and maintenance and professional services. For each content production transaction, we charge our customers a fixed fee for each hour of finished content. Our software license revenue consists of one-time fees charged for the use of our desktop player and applications server software and monthly fees for content hosting. Our maintenance revenue consists of prepaid contracts related to software, which are recognized over the contract term, usually one year. Our professional services revenue is from contracted services to customize the content and software for our customers. Most of our revenue to date has been from our content production services. We expect content production services to produce the largest portion of our revenue for the foreseeable future, but we intend to increase sales of our applications server software and content hosting so that software license revenue constitutes an increasing percentage of our revenue. The gross margin attributable to software license revenue is significantly higher than that of our content production services. We cannot assure you that we will be able to increase the proportion of software license revenue and, therefore, we cannot assure you that we will be able to proportionally improve our gross margin.

We generally recognize content production services revenue upon shipment of the rich media event to the customer and software license revenue upon delivery of software to the customer. Content production services revenue includes revenue for CD-ROM duplication. We recognize this revenue upon shipment of the duplicated CD-ROMs. The revenue for software license is recognized upon shipment, or upon notification by the customer, dependent on the delivery medium. We recognize revenue for maintenance and content hosting ratably over the period of the maintenance or content hosting contract. We recognize professional services revenue on a percentage of completion basis as services are performed.

A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. Although no customer accounted for more than 10% of our total revenue for the three months ended June 30, 1999, one customer accounted for more than 10% of our total revenue for the three months ended June 30, 2000. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

Stock-based compensation charges consist primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Through June 30, 2000, we have recorded a total of $19.3 million in stock-based compensation charges in connection with stock option grants to our employees and consultants, which is being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

No costs for our software development efforts have been capitalized as of June 30, 2000 because Eloquent's products generally have reached technological feasibility and have been released for sale at substantially the same time. However, costs incurred for outside contractors to develop aspects of our internal production management system were capitalized as an asset on our balance sheet.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2000, we had an accumulated deficit of $55.3 million. We expect to increase our operating expenses significantly, expand our sales and marketing operations and continue to develop and expand our solutions platform. If these increased expenses are not accompanied by increased revenue, our business, financial condition and operating results would suffer.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated as a percentage of total revenue.

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,

                                                       2000         1999       2000        1999
                                                       ----         ----       ----        ----
Revenue:
     Software licenses and maintenance.............      41%         19%         37%         18%
     Content production services...................      51          73          53          77
     Professional services.........................       8           8          10           5
                                                       ----        ----        ----        ----
        Total revenue..............................     100         100         100         100
                                                       ----        ----        ----        ----

Cost of revenue:
     Software licenses and maintenance.............       5           5           7           5
     Content production services...................      31          44          27          50
     Professional services.........................      11          13          13          10
                                                       ----        ----        ----        ----
        Total cost of revenue......................      47          62          47          65
                                                       ----        ----        ----        ----
     Gross margin                                        53          38          53          35
                                                       ----        ----        ----        ----

Operating expenses:
     Research and development......................      24          17          22          20
     Sales and marketing...........................     105          66          96          78
     General and administrative....................      24          29          22          35
     Stock-based compensation......................      39          33          46          43
                                                       ----        ----        ----        ----
        Total operating expenses...................     192         145         186         176
                                                       ----        ----        ----        ----
Loss from operations...............................    (139)       (107)       (133)       (141)
Interest expense and other charges.................      (4)         (4)        (13)         (4)
Interest and other income..........................      18           1          14           2
                                                       ----        ----        ----        ----
Net loss before extraordinary expense..............    (125)       (110)       (132)       (143)
Extraordinary loss on extinguishment of debt.......       0           0         (76)          0
                                                       ----        ----        ----        ----
Net loss...........................................   (125%)      (110%)      (208%)      (143%)
                                                       ====        ====        ====        ====

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenue. Total revenue increased 86% to $5.2 million for the three months ended June 30, 2000 from $2.8 million for the comparable period in fiscal 1999. Total revenue increased 107% to $9.8 million for the six months ended June 30, 2000 from $4.7 million for the comparable period in 1999. The increase in revenue for both periods is attributable to an increase in the number and average size of sales of our products and services, additional product and service offerings and higher prices.

Software licenses and maintenance. Revenue from software licenses and maintenance increased 291% to $2.1 million for the three months ended June 30, 2000 from $540,000 for the same period in 1999. Revenue from software licenses and maintenance revenue for the six months ended June 30, 2000 increased 311% to $3.6 million from the same period in 1999. The increase, in both periods, was primarily due to the introduction of a new server product, the Eloquent Communications Server, that added functionality and was offered at a substantially higher price than our previously available server products. The remainder was attributable to an increase in the number of server products sold in the current year.

Content production services. Content production services revenue increased to $2.7 million for the three months ended June 30, 2000 from $2.0 million for the same period in 1999. The majority of the increase was attributable to an increase in the number of rich media events we produced from 78 to 105. Content production services revenue for the six months ended June 30, 2000 was $5.3 million, an increase of 44% from the same period in 1999. Over 60% of the increase was the result of an increase in the number of rich media events we produced from 145 to 190. Approximately 25% of the increase was attributable to final settlement of a production contract.

Professional services. We launched our professional services organization in the first quarter of 1999. Professional services revenue was $430,000 for the three months ended June 30, 2000 and $218,000 for the comparable period in 1999. Professional services revenue for the six months ended June 30, 2000 was $956,000, an increase of 329% from the same period in 1999. In both the three and six months ended June 30, 2000 the increase in revenue compared to the same periods in 1999 is attributable to an increase in professional services engagements. Revenue was recognized on 20 professional services engagements for three months ended June 30, 2000 as compared to 5 engagements for the same period in 1999. Revenue was recognized on 26 professional services engagements for the six months ended June 30, 2000 as compared to 6 engagements for the same period in 1999.

Cost of revenue. Cost of revenue consists primarily of software licenses and maintenance costs, content production services costs, and professional services costs. Cost of software licenses and maintenance consists of customer support and content hosting personnel and royalty payments due to the owners of licensed third-party software. Cost of content production services consists of event production costs and direct personnel expenses associated with event production, with some fixed overhead components for facilities and infrastructure support charges. Direct labor costs associated with content production services are deferred until revenue is recognized, at which time they are expensed as cost of revenue. Cost of professional services consists of direct labor costs associated with providing professional services, which are deferred until revenue is recognized, at which time they are expensed as cost of revenue.

Software licenses and maintenance. Cost of software licenses and maintenance was $277,000 in the three months ended June 30, 2000 compared to $135,000 for the same period in 1999. Cost of software licenses and maintenance was $704,000 in the six months ended June 30, 2000 compared to $231,000 for the same period in 1999. In both the three and six months ended June 30, 2000, over 70% of the increase in expense compared to the same periods in 1999 is due to higher software royalty payments associated with increased software license revenue. The remainder of the increase reflects costs associated with additional customer support personnel.

Content production services. Cost of content production services increased 27% to $1.6 million for the three months ended June 30, 2000 compared to $1.2 million for the same period in 1999. Cost of content production increased 13% to $2.7 million for the six months ended June 30, 2000 compared to $2.4 million for the same period in 1999. The absolute increase in content production costs for both the three and six months ended June 30, 2000 compared to the same periods in 1999 is attributable to the increase in content production services revenue. The decrease in costs as a percentage of revenue is attributable to our efforts to more closely manage the correlation of our direct labor force with content production volume. Additionally, several efficiency measures were introduced subsequent to June 30, 1999, including initiating content production on an event-only basis only after all customer materials are received, parallel processing paths for certain production activities, electronic exchange with customers for revisions of certain event elements, greater workflow and document integration with our automated event management system to minimize paper documents, and earlier production involvement in the post-sales process to clearly delineate customer requirements. These restructuring initiatives yielded higher production efficiency, including faster content production turn-times and higher production capacity.

Professional services. The professional services department was established in mid February 1999. Cost of professional services was $595,000 for the three months ended June 30, 2000 compared to $355,000 for the same period in 1999. For the six months ended June 30, 2000 the cost of professional services was $1.2 million compared to $464,000 for the same period in 1999. The increase in expenses for both periods is due to higher personnel and recruiting costs associated with growth of our professional services offerings.

Operating expenses. For the three months ended June 30, 2000, operating expenses were $10.0 million compared to $4.1 million for the same period in 1999. Without the effect of stock-based compensation charges, operating expenses for the three months ended June 30, 2000 and 1999 would have been $8.0 million and $3.2 million, respectively.

For the six months ended June 30, 2000 operating expenses were $18.4 million compared to $8.3 million for the same period in 1999. Without the effect of stock-based compensation, operating expenses for the six months ended June 30, 2000 and 1999 would have been $13.9 million and $6.3 million, respectively.

Research and development. Research and development expenses consist primarily of personnel expenses associated with software development. Research and development expenses were $1.3 million for the three months ended June 30, 2000 compared to $484,000 for the same period in 1999. Approximately 95% of this increase in expenses is associated with additional personnel dedicated to developing future versions of our software products. For the six months ended June 30, 2000 research and development expenses were $2.2 million compared to $1.0 million for the same period in 1999. In addition to the new personnel, the increase in expenses also reflects additional facilities costs associated with establishing an office in Boulder, Colorado. We expect research and development expenses to increase in absolute dollars as we seek to increase the functionality of our solutions platforms.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services, personnel and marketing materials and other expenses associated with the marketing of our products and services. Sales and marketing expenses were $5.5 million for the three months ending June 30, 2000 compared to $1.9 million for the three months ending June 30, 1999. Higher personnel costs accounted for approximately 69% of the increase. Sales and marketing expenses were $9.5 million for the six months ended June 30, 2000 compared to $3.7 million for the six months ended June 30, 1999. Approximately 71% of the increase was due to higher personnel expenses and recruiting costs associated with growth in our sales force and marketing staff as well as the additional travel costs associated with the increase in personnel. New marketing programs accounted for approximately 13% of the increase. We expect sales and marketing expenses to increase in absolute dollars as we continue to grow the sales force.

General and administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees and facilities costs. General and administrative expenses were $1.3 million for the three months ended June 30, 2000 compared to $816,000 for the same period in 1999. For the six months ending June 30, 2000 general and administrative expenses were $2.2 million compared with $1.7 million for the same period in 1999. Approximately 55% of the increase in expenses for the three months ended June 30, 2000 compared to the same period in 1999 is attributable to growth in administrative personnel to support the Company's continued growth. The remainder of the increase was associated with professional services fees.

Interest expense and other charges. Interest expense and other charges were $190,000 for the three months ended June 30, 2000 and $103,000 for the three months ended June 30, 1999. Interest expense and other charges for the three months ended June 30, 2000 consist primarily of interest payments on equipment leases and amortization of charges related to a bank line of credit. Interest expense and other charges for the same period in 1999 consist primarily of interest payments on equipment leases and a bank line of credit.

Interest expense and other charges for the six months ended June 30, 2000 were $1.2 million, an increase of 529% over the same period in 1999. Interest expense and other charges for the six months ended June 30, 2000 consist primarily of interest paid and the amortization of the debt issuance costs and the discount related to the $20.0 million subordinated notes and warrants. The subordinated notes were repaid upon our initial public offering. The majority of the increase in expense for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 reflects interest costs associated with the $20.0 million subordinated notes.

Interest income and other income. Interest income and other income consists primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest income and other income was $948,000 for the three months ended June 30, 2000 compared to $38,000 for the three months ended June 30, 1999. Interest income and other income for the six months ended June 30, 2000 was $1.4 million compared to $88,000 for the same period in 1999. In both periods, the increase was due to larger average cash balances as a result of our initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.7 million. At June 30, 2000, we had approximately $56.4 million of cash equivalents and short-term investments. We have capital lease arrangements that provide for up to $1.5 million for equipment purchases, of which we have utilized approximately $437,000 as of June 30, 2000. In addition, we have a revolving line of credit and debt facility that provides for borrowings up to $6.0 million for working capital requirements and equipment purchases.

Net cash used in operating activities was $9.1 million for the six months ended June 30, 2000 and $4.7 million for the six months ended June 30, 1999. Net cash used in operating activities in both periods was primarily attributable to net losses.

Net cash used in investing activities was $32.4 million for the six months ended June 30, 2000 and $190,000 for the six months ended June 30, 1999. Net cash used in investing activities in 2000 was related primarily to investments in short-term marketable securities. Net cash used in investing activities in 1999 was primarily related to purchases of property and equipment.

Net cash provided by financing activities was $52.9 million for the six months ended June 30, 2000 and $1.1 million for the six months ended June 30, 1999. Net cash provided by financing activities in 2000 resulted primarily from the sale of common stock in our initial public offering, partially offset by repayment of borrowings. Net cash provided by financing activities in 1999 resulted primarily from borrowings under our lines of credit.

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

RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

Eloquent was formed in March 1995. Thus, we have a limited operating history, which may make it difficult for you to evaluate our business. In part because we are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving technology and Web-related markets, we cannot be sure that our business model and future operating performance will yield the results that we seek. Moreover, because these markets are constantly changing, we may need to change our business model to adapt. We have not yet proven our ability, on a sustained basis, to achieve the following:

     o    maintain and expand our customer base;

     o    identify new applications for our existing products;

     o    expand and enhance our customer solutions;

     o    maintain market prices for our solutions despite competition;

     o effectively integrate any acquired businesses or technologies with our operations;

     o prevent technologies we use in our operations from failing or operating poorly, and

     o    identify, attract, retain and motivate qualified personnel.

We may not be successful in achieving these objectives on a long-term basis. If we are unable to do so, our business, financial condition and operating results would suffer.

WE EXPECT TO CONTINUE TO INCUR LOSSES, AND AS A RESULT WE MAY NOT ACHIEVE PROFITABILITY.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred net losses of approximately $20.5 million in the six months ended June 30, 2000 compared to $6.8 million in the six months ended June 30, 1999. As of June 30, 2000, we had an accumulated deficit of approximately $55.3 million. We expect to increase our operating expenses significantly, expand our sales and marketing operations and continue to develop and expand our service offerings. If these increased expenses are not accompanied by increased revenue, we will not achieve profitability.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND AN UNANTICIPATED DECLINE IN REVENUE MAY CAUSE OUR STOCK PRICE TO FALL.

In some future quarter, our operating results may be below the expectations of public market analysts and investors, which would cause the price of our common stock to fall. The factors that may cause our quarterly operating results to fall short of expectations include:

     o delays of large customer orders, which could prevent us from recognizing revenue until later quarters;

     o seasonal trends in sales of our solutions, which could result in lower quarterly revenue in the fourth quarter;

     o downward pressure on prices paid by our customers, as a result of competition or other factors, which could reduce our quarterly revenue even if we maintain or increase the number of sales;

     o new product and service introductions by our competitors, which could cause our competitors to capture revenue that we otherwise could have received;

     o increased costs incurred as we expand operations, increase our marketing efforts or undertake other initiatives, which could reduce our profit margin if not matched by a corresponding growth in revenue; and

     o technical difficulties or system downtime affecting the Web generally or the operation of our network or servers, which could cause customer dissatisfaction and reduce our revenue.

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

If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, our top 15 customers during the six months ended June 30, 2000 accounted for a majority of our revenue during that period. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

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

WE OPERATE IN MARKETS THAT WILL BECOME INCREASINGLY COMPETITIVE, WHICH COULD LEAD TO DECREASING PRICES AND REDUCED PROFITABILITY.

The market for rich media business-to-business communications solutions is new and rapidly evolving. We expect that competition will intensify. Increased competition could lead to decreasing prices and profitability. We compete with companies that offer components of a rich media business-to-business communications solution, including:

     o    providers of rich media software tools;

     o    multimedia content production and delivery companies;

     o companies that provide content hosting services, which include storing, delivering and tracking the distribution of content; and

     o traditional business-to-business communications and learning solution companies that offer live meeting and seminar services.

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

RISKS RELATED TO THE INTERNET

OUR FUTURE SUCCESS DEPENDS ON CONTINUED GROWTH IN USE OF THE WORLD WIDE WEB FOR BUSINESS-TO-BUSINESS COMMUNICATIONS.

Our business could suffer if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, including:

     o    inadequate network infrastructure;

     o    security concerns;

     o    inconsistent quality of service;

     o    lack of availability of cost-effective and high-speed service; and

     o    changes in government regulation of the Web.

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

PART II:   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sales of Registered Securities. We commenced our initial public offering on February 16, 2000 pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-89537). The managing underwriters of the public offering were U.S. Bancorp Piper Jaffray, Banc of America Securities LLC and Thomas Weisel Partners (the "Underwriters"). In the offering, we sold an aggregate of 5,175,000 shares of our common stock for an initial price of $16.00 per share. The aggregate proceeds from the offering were $82.8 million. We paid expenses of approximately $7.1 million, of which approximately $5.8 million represented underwriting discounts and commissions and approximately $1.3 million represented expenses related to the offering. Net proceeds from the offering were $75.7 million. Of the net proceeds, as of June 30, 2000, approximately $3.0 million has been used to repay existing indebtedness owed under our existing credit facility, approximately $20.0 million has been used to repay the subordinated notes we issued in October 1999, approximately $3.0 million has been invested in a strategic partner and the remainder has been used for working capital and for general corporate purposes. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of June 30, 2000, we had invested the remainder of the net proceeds in short-term, interest-bearing, investment grade securities.

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

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six months ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000

                                     ELOQUENT, INC.

                                     By: /s/ R. JOHN CURSON
                                     --------------------------------------
                                     R. John Curson
                                     Chief Financial Officer, Secretary and
                                     Treasurer (Principal Accounting and
                                     Financial Officer)

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