Form 10-Q
period 2000-09-30
ELOQUENT INC
filed 2000-11-14
CIK 1003265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 17,465,157 at October 31, 2000.

                                 ELOQUENT, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

             Condensed Balance Sheets as of September 30, 2000 and December 31, 1999 ..................  3

             Condensed Statements of Operations for the three and nine months ended
             September 30, 2000 and 1999 ..............................................................  4

             Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 .................................................................................  5

             Notes to Condensed Financial Statements ..................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......... 10

Item 3. Quantitative and Qualitative Disclosures about Market Risk .................................... 24

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ..................................................... 25

Item 6. Exhibits and Reports on Form 8-K .............................................................. 25

Signature ............................................................................................. 26

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 ELOQUENT, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         2000           1999
                                                                    -------------   -------------
                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                         $  12,720       $ 17,174
    Short-term investments                                               35,342             --
    Accounts receivable, net of allowances for doubtful accounts
       of $500 and $334                                                   4,747          3,439
    Deferred production costs                                               110             37
    Prepaid expenses                                                        769            377
                                                                      ---------       --------
          Total current assets                                           53,688         21,027

Property and equipment, net                                               4,877          1,915
Deferred charges                                                             97          1,783
Long-term investments                                                     3,000             --
Other assets                                                              1,065            540
                                                                      ---------       --------
          Total assets                                                $  62,727       $ 25,265
                                                                      =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit                                               $      --       $  3,000
    Accounts payable and other liabilities                                5,095          3,917
    Capital lease obligation - current portion                              724            618
    Deferred revenue                                                      1,324            787
                                                                      ---------       --------
          Total current liabilities                                       7,143          8,322
                                                                      ---------       --------
Capital lease obligation, net of current portion                            365            777
Long-term notes payable                                                      --          8,477

Stockholders' equity:
Convertible preferred stock, $0.001 par value; 9,938,844 shares
    authorized and 7,159,009 shares outstanding in 1999                      --              7
Preferred stock, $0.001 par value; 10,000,000 shares authorized and
    no shares outstanding in 2000                                            --             --
Common stock, $0.001 par value; 40,000,000 and 30,000,000 shares
    authorized and 17,246,995 and 3,452,238  shares issued                   17              4
Unearned stock-based compensation                                        (5,525)        (9,564)
Other comprehensive income: unrealized gain on investments                   58             --
Additional paid-in capital                                              124,580         52,089
Accumulated deficit                                                     (63,911)       (34,847)
                                                                      ---------       --------
          Total stockholders' equity                                     55,219          7,689
                                                                      ---------       --------
          Total liabilities and stockholders' equity                  $  62,727       $ 25,265
                                                                      =========       ========



   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                             -----------------------      ----------------------
                                                2000          1999          2000          1999
                                             ----------    ---------      --------      --------
Revenue:
     Software licenses and maintenance         $    984      $   712      $  4,601      $  1,592
     Content production services                  1,805        2,760         7,065         6,404
     Professional services                          365          156         1,321           379
                                               --------      -------      --------      --------
              Total revenue                       3,154        3,628        12,987         8,375

Cost of revenue:
     Software licenses and maintenance              348          176         1,052           407
     Content production services                  1,624        1,508         4,340         3,907
     Professional services                          340          319         1,578           783
                                               --------      -------      --------      --------
              Total cost of revenue               2,312        2,003         6,970         5,097
                                               --------      -------      --------      --------
     Gross margin                                   842        1,625         6,017         3,278
                                               --------      -------      --------      --------

Operating expenses:
     Research and development                     1,597          467         3,754         1,417
     Sales and marketing                          6,225        2,016        15,728         5,684
     General and administrative                   1,376          915         3,577         2,586
     Stock-based compensation                       949        1,301         5,457         3,343
                                               --------      -------      --------      --------
              Total operating expenses           10,147        4,699        28,516        13,030
                                               --------      -------      --------      --------
Loss from operations                             (9,305)      (3,074)      (22,499)       (9,752)
                                               --------      -------      --------      --------
Interest expense and other charges                 (135)        (221)       (1,374)         (418)
Interest and other income                           838           35         2,262           123
                                               --------      -------      --------      --------
Net loss before extraordinary expense            (8,602)      (3,260)      (21,611)      (10,047)
Extraordinary loss on extinguishment of debt         --           --        (7,453)           --
                                               --------      -------      --------      --------
Net loss                                       $ (8,602)     $(3,260)     $(29,064)     $(10,047)
                                               ========      =======      ========      ========

Basic and diluted net loss per share:
    Net loss before extraordinary item         $  (0.50)     $ (0.91)     $  (1.48)     $  (3.06)
    Extraordinary loss                               --           --         (0.51)           --
                                               --------      -------      --------      --------
    Net loss                                   $  (0.50)     $ (0.91)     $  (1.99)     $  (3.06)
                                               ========      =======      ========      ========

Shares used in computing basic and diluted
    net loss per share                           17,185        3,563        14,618         3,286
                                               ========      =======      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     ---------------------
                                                                                       2000         1999
                                                                                     --------     --------
Cash flows from operating activities:
    Net loss                                                                         $(29,064)    $(10,047)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    1,314          697
       Extraordinary loss on extinguishment of debt                                     7,453           --
       Amortization of discount on long-term notes payable                                478           --
       Amortization of deferred charges                                                   277           --
       Amortization of stock-based compensation                                         5,457        3,342
       Changes in operating assets and liabilities
           Accounts receivable                                                         (1,308)      (1,152)
           Deferred production cost                                                       (74)         152
           Prepaid expenses                                                              (391)        (157)
           Other assets                                                                 2,474          (40)
           Accounts payable and other liabilities                                       1,179          912
           Deferred revenue                                                               537         (153)
                                                                                     --------     --------
              Net cash used in operating activities                                   (11,668)      (6,446)
                                                                                     --------     --------

Cash flows from investing activities:
    Net purchases of short-term investment                                            (38,284)          --
    Purchase of long-term investment                                                   (3,000)          --
    Acquisition of property and equipment                                              (4,276)        (337)
                                                                                     --------     --------
              Net cash used in investment activities                                  (45,560)        (337)
                                                                                     --------     --------

Cash flows from financing activities:
    Proceeds from borrowings under bank line of credit                                     --        7,120
    Repayment of borrowings under bank line of credit                                  (3,000)      (3,100)
    Fees incurred in connection with bank line of credit                                   --          (70)
    Repayment of subordinated notes                                                   (20,000)          --
    Proceeds from issuance of common stock, net of repurchases and offering costs      76,080          114
    Proceeds from capital lease financing                                                 277           --
    Payment of principal on capital lease financing                                      (583)        (511)
                                                                                     --------     --------
              Net cash provided by financing activities                                52,774        3,553
                                                                                     --------     --------

Net increase (reduction) in cash and cash equivalents                                  (4,454)      (3,230)

Cash and cash equivalents, beginning of period                                         17,174        6,661
                                                                                     --------     --------
Cash and cash equivalents, end of period                                             $ 12,720     $  3,431
                                                                                     ========     ========

Supplemental disclosure of cash flow information:
       Cash paid during the year for:

Interest                                                                             $    557     $    237
       Non-cash transactions:
           Stock-based compensation                                                  $  1,418     $  9,208



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

Note 3 - Other Comprehensive Income

Eloquent accounts for other comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 has no impact on the Company's net income or total stockholders' equity. The following table sets forth components of comprehensive income, net of tax expense, for the periods indicated:

                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                       2000         1999           2000          1999
                                    ---------     ---------      ---------     ---------
Net loss                            $(8,602)      $(3,260)       $(21,611)     $(10,047)

Unrealized gain on investments           58            --              --            --
                                    -------       -------        --------      --------
Comprehensive loss                  $(8,544)      $(3,260)       $(21,611)     $(10,047)
                                    =======       =======        ========      ========

Note 4 - Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                              ---------------------     ---------------------
                                                                2000         1999         2000         1999
                                                              --------     --------     --------     --------
Numerator:
    Net loss before extraordinary expense                     $ (8,602)    $ (3,260)    $(21,611)    $(10,047)
    Extraordinary loss on extinguishment of debt                    --           --       (7,453)          --
                                                              --------     --------     --------     --------
    Net loss                                                  $ (8,602)    $ (3,260)    $(29,064)    $(10,047)
                                                              --------     --------     --------     --------

Denominator:
    Weighted average common stock outstanding                   17,281        3,893       14,727        3,760
    Weighted average common stock subject to repurchase            (96)        (330)        (109)        (474)
                                                              --------     --------     --------     --------


Denominator  for basic and diluted calculation                  17,185        3,563       14,618        3,286
                                                              --------     --------     --------     --------
Basic and diluted net loss per share                          $  (0.50)    $  (0.91)    $  (1.99)    $  (3.06)
                                                              --------     --------     --------     --------

Antidilutive securities:
    Convertible preferred stock                                     --        7,159           --        7,159
    Options to purchase common stock                             4,122        2,679        4,122        2,679
    Warrants                                                       609          208          609          208
                                                              --------     --------     --------     --------
                                                                 4,731       10,046        4,731       10,046
                                                              ========     ========     ========     ========

Note 5 - Strategic Investment

In March 2000, Eloquent and TradeMD.com, a provider of an electronic marketplace for the purchase and liquidation of medical equipment and supplies, entered into a strategic relationship. As part of this relationship, Eloquent purchased approximately 461,538 shares of TradeMD.com Preferred Stock for $3.0 million. This investment is being accounted for using the cost method.

Note 6 - Long-term Notes Payable and Extraordinary Loss on Extinguishment of
Debt

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

Note 7 - Recent Accounting Pronouncements

In June 1998, the FASB Issued SFAS No. 133, Accounting for Derivative Instruments and Hedging activities. SFAS No. 133 was subsequently amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133. SFAS No. 137 requires adoption of SFAS No. 133 for fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. Eloquent will adopt SFAS No. 133 for the 2001 fiscal year but does not expect such adoption to materially affect the financial statement presentation.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. We believe that we currently comply with SAB 101.

In March 2000, the FASB issued Interpretation No. 44, (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Adopting this Interpretation did not have a material affect on Eloquent's financial statement position.

Note 8 - Subsequent Events

Stockholders Rights Plan:
In October 2000, Eloquent's Board of Directors adopted a Stockholders Rights Plan ("Rights Plan") under which all stockholders of record as of November 8, 2000 will receive rights to purchase shares of a new series of Preferred Stock. The adoption of Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The rights will trade with Eloquent's Common Stock, unless and until they are separated upon the occurrence of certain future events. The rights will be exercisable only if a person or group acquires 20% or more of Eloquent's Common Stock or announces a tender offer for 20% or more of the Common Stock. If a person acquires 20% or more of Eloquent's Common Stock, all rightsholders except the buyer will be entitled to acquire Eloquent's Common Stock at a discount. The rights distribution is not taxable to the stockholders. Eloquent's Board of Directors may terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 20% of Eloquent's Common Stock.

Strategic Investment:
In October 2000, Eloquent and Rebop Media, Inc. ("Rebop"), a new live Web conferencing company, entered into a strategic relationship where-by Eloquent invested approximately $1.5 million in Rebop. Eloquent also holds the right, subject to Eloquent's stockholder approval, to acquire Rebop if Rebop successfully installs its product in three customer sites. Rebop's Web conferencing solution will be designed to integrate with Eloquent's ECS. Cliff Reid, Eloquent's Chief Executive Officer, serves as President and Chief Executive Officer of Rebop. In the quarter ended September 30, 2000, as the investment and acquisition agreements were being negotiated, Eloquent provided operating funds to Rebop under terms of various notes. Upon consummation of the investment, the notes were repaid. As Eloquent is the primary investor in Rebop, Rebop's results of operations and financial position will be consolidated with Eloquent's financial results in future periods. Although Eloquent's investment in Rebop was not consummated until October, given the nature of the companies' relationship, Eloquent has recognized the operating expenses incurred by Rebop as research and development expense in the three months ended September 30, 2000.

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

OVERVIEW

We incorporated in Delaware in March 1995. In February 1996, we launched Version
1.0 of our solutions platform, which included the essential elements of content production and navigation, including synchronized video, audio, graphics and text as well as searchable transcripts, for delivery on CD-ROM only. In July 1996, we launched Version 2.0, which expanded delivery from CD-ROM to intranets, included searchable slides and added variable speed playback. In November 1997 we launched Version 3.0. It further expanded delivery options to include Web-based transmissions at 28.8 Kbps and added tracking and reporting and software demonstrations. In April 1998, we introduced our content hosting service and software. In January 1999, we launched our professional services organization to provide integration services and professional media development services. In April 1999, we launched Version 4.0 of our solutions platform, which includes our publishing tools and added support for high-resolution video and the ability for application developers to customize certain aspects of our software. In December 1999, we launched Version 5.0, which offers advanced integration, search, navigation and analysis features. In August 2000, we launched Version 6.0, which allows enterprises to organize, manage, secure, personalize and enrich all forms of streaming content.

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

A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. However, no customer accounted for more than 10% of our total revenue for the three months or the nine months ended September 30, 2000 or the comparable periods in 1999. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

Stock-based compensation charges consist primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Through September 30, 2000, we have recorded a total of $17.7 million in stock-based compensation charges in connection with stock option grants to our employees and consultants, which is being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

No costs for our software development efforts have been capitalized as of September 30, 2000 because Eloquent's products generally have reached technological feasibility and have been released for sale at substantially the same time. However, costs incurred for outside contractors to develop aspects of our internal production management system were capitalized as an asset on our balance sheet.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2000, we had an accumulated deficit of $63.9 million. We expect to increase our operating expenses significantly, expand our sales and marketing operations and continue to develop and expand our solutions platform. If these increased expenses are not accompanied by increased revenue, our business, financial condition and operating results would suffer.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated as a percentage of total revenue.

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                 --------------      --------------
                                                 2000      1999      2000      1999
                                                 ----      ----      ----      ----
Revenue:
     Software licenses and maintenance             31%       20%       35%       19%
     Content production services                   57        76        55        76
     Professional services                         12         4        10         5
                                                 ----      ----      ----      ----
              Total revenue                       100       100       100       100
                                                 ----      ----      ----      ----

Cost of revenue:
     Software licenses and maintenance             11         5         8         5
     Content production services                   51        41        33        47
     Professional services                         11         9        12         9
                                                 ----      ----      ----      ----
              Total cost of revenue                73        55        53        61
                                                 ----      ----      ----      ----
     Gross margin                                  27        45        47        39
                                                 ----      ----      ----      ----

Operating expenses:
     Research and development                      51        13        29        17
     Sales and marketing                          197        56       121        68
     General and administrative                    44        25        28        31
     Stock-based compensation                      30        36        42        40
                                                 ----      ----      ----      ----
              Total operating expenses            322       130       220       156
                                                 ----      ----      ----      ----
Loss from operations                             (295)      (85)     (173)     (117)
Interest expense and other charges                 (4)       (6)      (11)       (5)
Interest and other income                          27         1        17         1
                                                 ----      ----      ----      ----
Net loss before extraordinary expense            (272)      (90)     (167)     (121)
Extraordinary loss on extinguishment of debt       --        --       (57)       --
                                                 ----      ----      ----      ----
Net loss                                         (272)%     (90)%    (224)%    (121)%
                                                 ====      ====      ====      ====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue. Total revenue decreased 13% to $3.2 million for the three months ended September 30, 2000 from $3.6 million for the comparable period in 1999. Total revenue increased 55% to $13.0 million for the nine months ended September 30, 2000 from $8.4 million for the comparable period in 1999. The decrease in revenue for the three-month period is attributable to a decrease in the average size of sales of our products and services. The increase in the nine-month period is attributable to an increase in the number and average size of sales of our products and services, additional product and service offerings and higher prices.

Software licenses and maintenance. Revenue from software licenses and maintenance increased 38% to $984,000 for the three months ended September 30, 2000 from $712,000 for the same period in 1999. Revenue from software licenses and maintenance for the nine months ended September 30, 2000 increased 189% to $4.6 million from the same period in 1999. The increase, in both periods, was primarily due to the introduction of a new server product, the Eloquent Communications Server, that added functionality and was offered at a substantially higher price than our previously available server products. The remainder was attributable to an increase in the number of server products sold in the current year.

Content production services. Content production services revenue decreased to $1.8 million for the three months ended September 30, 2000 from $2.8 million for the same period in 1999. The decrease was attributable to a decrease in the number of rich media events we produced from 87 to 76 and a decrease in the average revenue per event. Content production services revenue for the nine months ended September 30, 2000 was $7.1 million, an increase of 10% from the same period in 1999. The increase was the result of an increase in the number of rich media events we produced from 232 to 266.

Professional services. We launched our professional services organization in the first quarter of 1999. Professional services revenue was $365,000 for the three months ended September 30, 2000 and $156,000 for the comparable period in 1999. Professional services revenue for the nine months ended September 30, 2000 was $1.3 million, an increase of 248% from the same period in 1999. In both the three and nine months ended September 30, 2000, the increase in revenue compared to the same periods in 1999 is attributable to an increase in professional services engagements. Revenue was recognized on 19 professional services engagements for the three months and nine months ended September 30, 2000 as compared to 6 engagements for the same periods in 1999.

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

Software licenses and maintenance. Cost of software licenses and maintenance was $348,000 in the three months ended September 30, 2000 compared to $176,000 for the same period in 1999. The increase in expense primarily reflects costs associated with additional customer support personnel and product training expenses incurred in anticipation of the release of the ECS 6.0 in August 2000. Less than 10% of the increase is due to higher software royalty payments. Cost of software licenses and maintenance was $1,052,000 in the nine months ended September 30, 2000 compared to $407,000 for the same period in 1999. Over 50% of the increase in expense compared to the same period in 1999 is due to higher software royalty payments associated with increased software license revenue. The remainder of the increase reflects costs associated with additional customer support personnel.

Content production services. Cost of content production services increased 8% to $1.6 million for the three months ended September 30, 2000 compared to $1.5 million for the same period in 1999. The increase in expense, both in absolute dollars and as a percentage of content production revenue, primarily reflects costs associated with additional production personnel and related facilities and infrastructure costs. Cost of content production increased 11% to $4.3 million for the nine months ended September 30, 2000 compared to $3.9 million for the same period in 1999. The absolute increase in content production costs for the nine months ended September 30, 2000 compared to the same period in 1999 primarily reflects costs associated with additional production personnel and related facilities and infrastructure costs. Cost of content production as a percentage of revenue was the same for both of the periods. In 1999 we initiated efforts to more closely manage the correlation of our direct labor force with content production volume. Additionally, several efficiency measures were introduced subsequent to June 30, 1999, including initiating content production on an event-only basis only after all customer materials are received, parallel processing paths for certain production activities, electronic exchange with customers for revisions of certain event elements, greater workflow and document integration with our automated event management system to minimize paper documents, and earlier production involvement in the post-sales process to clearly delineate customer requirements. These restructuring initiatives yielded higher production efficiency, including faster content production turn-times and higher production capacity through June 2000. Although we continue our efforts to manage the correlation of our direct labor force with content production volume, expense levels for personnel and infrastructure are committed in advance of customer orders. The decrease in content production revenue to $1.8 million for the three months ended September 30, 2000 from $2.7 million for the three months ended June 30, 2000 and from $2.6 million for the three months ended March 31, 2000, resulted in excess committed production costs that could not be eliminated.

Professional services. The professional services department was established in mid-February 1999. Cost of professional services was $340,000 for the three months ended September 30, 2000 compared to $319,000 for the same period in 1999. For the nine months ended September 30, 2000 the cost of professional services was $1.6 million compared to $783,000 for the same period in 1999. The increase in expenses for both periods is due to higher personnel and recruiting costs associated with growth of our professional services offerings.

Operating expenses. For the three months ended September 30, 2000, operating expenses were $10.1 million compared to $4.7 million for the same period in 1999. Without the effect of stock-based compensation charges, operating expenses for the three months ended September 30, 2000 and 1999 would have been $9.2 million and $3.4 million, respectively. For the nine months ended September 30, 2000 operating expenses were $28.5 million compared to $13.0 million for the same period in 1999. Without the effect of stock-based compensation, operating expenses for the nine months ended September 30, 2000 and 1999 would have been $23.1 million and $9.7 million, respectively.

Research and development. Research and development expenses consist primarily of personnel expenses associated with software development. Research and development expenses were $1.6 million for the three months ended September 30, 2000 compared to $467,000 for the same period in 1999. Over 80% of this increase in expenses is associated with additional personnel dedicated to developing future versions of our software products. For the nine months ended September 30, 2000 research and development expenses were $3.8 million compared to $1.4 million for the same period in 1999. In addition to the new personnel, the increase in expenses also reflects additional facilities costs associated with the expanding organization including an office in Boulder, Colorado. We expect research and development expenses to increase in absolute dollars as we seek to increase the functionality of our solutions platforms.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services, personnel and marketing materials and other expenses associated with the marketing of our products and services. Sales and marketing expenses were $6.2 million for the three months ending September 30, 2000 compared to $2.0 million for the three months ending September 30, 1999. Higher personnel costs and additional travel costs associated with the increase in personnel accounted for approximately 70% of the increase. Sales and marketing expenses were $15.7 million for the nine months ended September

30, 2000 compared to $5.7 million for the nine months ended September 30, 1999. Approximately 75% of the increase was due to higher personnel expenses and recruiting costs associated with growth in our sales force and marketing staff as well as the additional travel costs associated with the increase in personnel. New marketing programs accounted for approximately 10% of the increase in both the three and nine month periods. We expect sales and marketing expenses in absolute dollars to approximate current levels in the next quarter.

General and administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees and facilities costs. General and administrative expenses were $1.4 million for the three months ended September 30, 2000 compared to $915,000 for the same period in 1999. For the nine months ending September 30, 2000 general and administrative expenses were $3.6 million compared with $2.6 million for the same period in 1999. Over 40% of the increase in expenses for the three months ended September 30, 2000 compared to the same period in 1999 is attributable to growth in administrative personnel to support the Company's continued growth. Of the remainder of the increase, approximately 25% is associated with professional services fees and approximately 35% represents an increase to the allowance for doubtful accounts.

Interest expense and other charges. Interest expense and other charges were $135,000 for the three months ended September 30, 2000 and $221,000 for the three months ended September 30, 1999. Interest expense and other charges for the three months ended September 30, 2000 consist primarily of interest payments on equipment leases and amortization of charges related to a bank line of credit. Interest expense and other charges for the same period in 1999 also include interest payments on a bank line of credit.

Interest expense and other charges for the nine months ended September 30, 2000 were $1.4 million, an increase of 229% over the same period in 1999. Interest expense and other charges for the nine months ended September 30, 2000 consist primarily of interest paid and the amortization of the debt issuance costs and the discount related to the $20.0 million subordinated notes and warrants. The subordinated notes were repaid upon our initial public offering. The majority of the increase in expense for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 reflects interest costs associated with the $20.0 million subordinated notes.

Interest income and other income. Interest income and other income consist primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest income and other income was $838,000 for the three months ended September 30, 2000 compared to $35,000 for the three months ended September 30, 1999. Interest income and other income for the nine months ended September 30, 2000 was $2.3 million compared to $123,000 for the same period in 1999. In both periods, the increase was due to larger average cash balances as a result of our initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of Preferred Stock, our initial public offering of Common Stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of Common Stock were approximately $75.7 million. At September 30, 2000, we had approximately $48.1 million of cash equivalents and short-term investments. We have capital lease arrangements that provide for up to $1.5 million for equipment purchases, of which we have utilized approximately $437,000 as of September 30, 2000. In addition, we have a revolving line of credit and debt facility that provides for borrowings of up to $6.0 million for working capital requirements and equipment purchases.

Net cash used in operating activities was $11.7 million for the nine months ended September 30, 2000 and $6.4 million for the nine months ended September 30, 1999. Net cash used in operating activities in both periods was primarily attributable to net losses.

Net cash used in investing activities was $45.6 million for the nine months ended September 30, 2000 and $337,000 for the nine months ended September 30, 1999. Net cash used in investing activities in 2000 was related primarily to investments in short-term marketable securities. Net cash used in investing activities in 1999 was primarily related to purchases of property and equipment.

Net cash provided by financing activities was $52.8 million for the nine months ended September 30, 2000 and $3.6 million for the nine months ended September 30, 1999. Net cash provided by financing activities in 2000 resulted primarily from the sale of common stock in our initial public offering, partially offset by repayment of borrowings. Net cash provided by financing activities in 1999 resulted primarily from borrowings under our lines of credit.

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

WE EXPECT TO CONTINUE TO INCUR LOSSES, AND AS A RESULT WE MAY NOT ACHIEVE PROFITABILITY.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred net losses of approximately $29.1 million in the nine months ended September 30, 2000 compared to $10.0 million in the nine months ended September 30, 1999. As of September 30, 2000, we had an accumulated deficit of approximately $63.9 million. We expect to increase our operating expenses significantly, expand our sales and marketing operations and continue to develop and expand our service offerings. If these increased expenses are not accompanied by increased revenue, we will not achieve profitability.

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

If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, our top 15 customers during the nine months ended September 30, 2000 accounted for a majority of our revenue during that period. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

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

PART II:   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sales of Registered Securities. We commenced our initial public offering on February 16, 2000 pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-89537). The managing underwriters of the public offering were U.S. Bancorp Piper Jaffray, Banc of America Securities LLC and Thomas Weisel Partners (the "Underwriters"). In the offering, we sold an aggregate of 5,175,000 shares of our common stock for an initial price of $16.00 per share. The aggregate proceeds from the offering were $82.8 million. We paid expenses of approximately $7.1 million, of which approximately $5.8 million represented underwriting discounts and commissions and approximately $1.3 million represented expenses related to the offering. Net proceeds from the offering were $75.7 million. Of the net proceeds, as of September 30, 2000, approximately $3.0 million has been used to repay existing indebtedness owed under our existing credit facility, approximately $20.0 million has been used to repay the subordinated notes we issued in October 1999, approximately $3.0 million has been invested in a strategic partner and the remainder has been used for working capital and for general corporate purposes. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of September 30, 2000, we had invested the remainder of the net proceeds in short-term, interest-bearing, investment grade securities.

ITEM 5.  OTHER INFORMATION

On November 2, 2000, the Company announced that its founder and current Chairman, Cliff Reid, was returning as the company's Chief Executive Officer effective November 1, 2000. Reporting to Cliff Reid there will be a newly formed "Office of the President" consisting of Alan Atlas, Senior Vice President of Products and Operations, John Curson, Chief Financial Officer, David Glazer, Chief Technology Officer and Gary Laney, Vice President of Sales. Abe Kleinfeld, formerly Eloquent's President and Chief Executive Officer has resigned, in a mutual agreement with the Board of Directors, to pursue other opportunities.

In October 2000, Eloquent's Board of Directors adopted a Stockholders Rights Plan ("Rights Plan") under which all stockholders of record as of November 8, 2000 will receive rights to purchase shares of a new series of Preferred Stock. The adoption of Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The rights will trade with Eloquent's Common Stock, unless and until they are separated upon the occurrence of certain future events. The rights will be exercisable only if a person or group acquires 20% or more of Eloquent's Common Stock or announces a tender offer for 20% or more of the Common Stock. If a person acquires 20% or more of Eloquent's Common Stock, all rightsholders except the buyer will be entitled to acquire Eloquent's Common Stock at a discount. The rights distribution is not taxable to the stockholders. Eloquent's Board of Directors may terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 20% of Eloquent's Common Stock.

In October 2000, Eloquent and Rebop Media, Inc. ("Rebop"), a new live Web conferencing company, entered into a strategic relationship whereby Eloquent invested approximately $1.5 million in Rebop. Eloquent also holds the right, subject to Eloquent's stockholders approval, to acquire Rebop if Rebop successfully installs its product in three customer sites. Rebop's Web conferencing solution will be designed to integrate with Eloquent's ECS. Cliff Reid, Eloquent's Chief Executive Officer, serves as President and Chief Executive Officer of Rebop. In the quarter ended September 30, 2000, as the investment and acquisition agreements were being negotiated, Eloquent provided operating funds to Rebop under terms of various notes. Upon consummation of the investment, the notes were repaid. As Eloquent is the primary investor in Rebop, Rebop's results of operations and financial position will be consolidated with Eloquent's financial results in future periods. Although Eloquent's investment in Rebop was not consummated until October, given the nature of the companies' relationship. Eloquent has recognized the operating expenses incurred by Rebop as research and development expense in the three months ended September 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
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

27.01     Financial Data Schedule.

99.1**    2000 Non-Qualified Stock Plan.

99.2      Agreement and Plan of Merger and Reorganization, dated October 31,
          2000 among Eloquent, Inc., Rebop Acquisition Corp., Rebop Media,
          Inc., and Certain Shareholders of Rebop Media, Inc.



* Incorporated by reference to the same numbered exhibit previously filed with the Company's Regulation Statement on Form S-1 (SEC File No. 333-89537).

** Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-8 (SEC File No. 333-34182).

       (b) Reports on Form 8-K

        On October 26, 2000, Eloquent filed a report on Form 8-K reporting the adoption of a stockholder rights plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2000



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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
27.01           Financial Data Schedule

99.2            Agreement and Plan of Merger and Reorganization, dated October
                31, 2000 among Eloquent, Inc., Rebop Acquisition Corp., Rebop
                Media, Inc., and Certain Shareholders of Rebop Media, Inc.