Form 10-K
period 2000-12-31
ELOQUENT INC
filed 2001-03-30
CIK 1003265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                       COMMISSION FILE NUMBER: 000-29059
                            ------------------------

                                 ELOQUENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 94-3221868
             (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                  IDENTIFICATION NO.)

                     2000 ALAMEDA DE LAS PULGAS, SUITE 100
                          SAN MATEO, CALIFORNIA 94403
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (650) 294-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK $0.001 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 29, 2001 was $7,526,563.

     The number of shares of Common Stock outstanding at March 29, 2001 was 17,847,318 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Eloquent provides rich media solutions for business-to-business communications. "Rich media" is the combination of video, audio, sophisticated graphics and text into a synchronized, interactive, navigable and searchable format. We have developed a unique, proprietary solutions platform consisting of software and services that we use to create and deliver rich media presentations, or "events," on behalf of our customers. Our software solutions platform allows enterprises to organize, manage, secure, personalize and enrich all forms of streaming content. Additionally, it offers advanced integration, search, navigation and analysis features and supports high-resolution video. Our customers, which are primarily large companies, use our solutions to communicate time-sensitive, business-critical information to target audiences, primarily customers, employees and business partners, in an effective, consistent and cost-efficient manner. Our rich media events can be delivered over Web-based channels, including the World Wide Web, intranets and extranets, and CD-ROMs to be viewed by end users on their personal computers. Since our inception in March 1995, we have produced content for more than 250 customers.

INDUSTRY BACKGROUND

     Need For More Effective Business-To-Business Communications. As companies face increasing pressure to operate more efficiently and to better serve customer needs, effective business-to-business communications represent a key competitive advantage. Business-to-business communications are the production and dissemination of corporate information to audiences both inside and outside an organization, including employees, customers and business partners. Examples of business-to-business communications include product launch briefings to sales teams, strategic and corporate alignment presentations to employees, sales pitches to potential customers, employee training seminars, business partner education programs and complex customer support activities. These communications are essential to a company's ability to unify its work force and strengthen its relationships with customers and partners.

     In order to increase the effectiveness of business-to-business communications, companies need to deliver information in a timely, economical and attractive way -- a requirement that is even more critical given today's increasingly dispersed work force, accelerated product cycles and complex products and services. Companies disseminate information to their constituents through a variety of means and using a number of different technologies that, although useful, do not always provide the most efficient and robust means of delivering business-to-business communications. For example:

     - In-person presentations using audio/visual equipment provide rich presentations, but are often inconvenient and time-consuming for both the presenter and the audience, and often involve costly travel expenses.

     - Teleconferencing is a relatively inexpensive and fast means of communication, but provides for limited use of visual aids, does not easily accommodate large audiences and requires everyone to participate at the same time.

     - Web and satellite broadcasts, although convenient and useful for large audiences, do not provide personalization and interactivity with different constituencies in the audience.

     Growth of the Web. The Web has emerged as a global communications medium, enabling millions of people to gather information, communicate and conduct business electronically. The broad acceptance of the Internet Protocol standard has also led to the emergence of corporate intranets and extranets and the development of new ways to access the Web, intranets and extranets, such as through the television.

     Emergence of Streaming Media Technology. The Web has recently evolved from a mass of static, text-oriented pages to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, accessing video and audio files over the

Web was impractical because users could not experience the content until the time-consuming process of downloading the files was complete. Today, streaming media technologies and the proliferation of multimedia-capable computers allow almost immediate playback of continuous "streams" of video and audio content over the Web, intranets and extranets. The emergence of streaming media technology has enabled highly interactive, rich media applications to be effectively delivered over the Web and Web-based channels such as corporate intranets and extranets.

     Opportunity for Rich Media Business-to-Business Communications Solutions Providers. Companies now have the ability to deliver business-to-business communications over Web-based channels using streaming media technology. However, existing streaming media technology by itself does not give companies the ability to deliver compelling business-to-business communications that include multiple media, such as video, audio, sophisticated graphics and text, in a synchronized, easy-to-use format. Most streaming media applications have been focused on the delivery of films, videos or news to consumers. They do not provide for synchronization of multiple media or sophisticated search and navigation capabilities required by business users. While companies can obtain each of the component technologies required to produce and deliver their own rich media events, they face a variety of challenges in doing so, particularly in a timely manner. These challenges include:

     - Producing engaging rich media events is complicated and, for companies lacking particular expertise in producing such events, very difficult.

     - Enhancing existing streaming media technology to deliver high-quality rich media events is technologically complicated.

     - Producing rich media events for internal use generally cannot result in the economies of scale of producing dozens of rich media events per month, without which production is inefficient, expensive and time-consuming.

     - Integrating rich media products into existing enterprise applications, such as sales force automation systems, is expensive and difficult.

     Despite the compelling benefits of streaming media technology, we believe these challenges have limited its adoption for business-to-business communications. We believe most companies recognize that it is easier and more cost-effective to outsource the production and delivery of rich media events to a company that has specialized rich media expertise, the ability to deliver a complete solution and the ability to achieve economies of scale in producing rich media events.

THE ELOQUENT RICH MEDIA SOLUTIONS PLATFORM

     Elements of the Platform. We use our unique, proprietary rich media solutions platform to create rich media events for our customers in a complete turnkey process. Our platform includes all of the software and services our customers need to deliver custom rich media business-to-business communications to their target audiences.

     Production Solution. We provide all of the necessary software and services for producing rich media events from videotapes of speakers and their slides. Elements of our production solution include:

     - Content Production Services. We quickly produce and deliver rich media events in a complete turnkey process. We can produce events for delivery over the Web, intranets, extranets or CD-ROM, or a combination of them, enabling our customers to provide their business-to-business communications to their entire target audience.

     - Professional Media Services. Our market experience enables us to offer our customers advanced content development services. These services are used by our customers to add elements of visual interest and interactivity to their rich media events.

     Delivery Solution. We provide all of the necessary software and services for delivering rich media events to end users and allowing those users to interact with the rich media events. To enable our customers to reach their entire target audience, we provide multiple methods of delivery: over the Web using the customer's own network connections, over the Web using our network connections and by CD-ROM. The CD-ROM option gives customers the ability to reach users who do not have ready access to the Web, such as constituents in less-developed countries or who are traveling. Elements of our delivery solution include:

     - Applications Server Software. Our applications server software, Enterprise Communications Server, enables customers to load Eloquent-produced events onto their own servers and deliver the events to their target audience over their network connections. It also supports other popular streaming media formats including Microsoft Windows Media, RealNetworks Real G2 and QuickTime. The applications server software allows users with Eloquent desktop player software to navigate through the Eloquent content and access related content in other, non-Eloquent formats, such as HTML documents or Macromedia Authorware pieces.

      Our server software helps users find their way through large collections of content by personalizing the content for each user based on a profile of the user's interests. It keeps track of which users watched which Eloquent content and can produce reports detailing the exact usage of each event. Our software can also record the results of users answering quizzes and produce "report cards." With our software, users can create polls to survey the viewing audience and attach Web site links to events. Additionally, users can initiate and participate in threaded discussions which can be free standing or linked to any portion of an event. The applications server software delivers the same content over the Web that the desktop player delivers to the user from CD-ROM. Eloquent content can be produced in Eloquent's standard Microsoft format, or reformatted into the RealNetworks SMIL format. We typically offer a perpetual, nonexclusive license to use our applications server software for the purposes identified above and, for an annual fee, we will provide periodic enhancements and other maintenance.

     - Desktop Player Software. Our user-friendly desktop player software enables users to view rich media events on their computers. The desktop player software is included with the event on the CD-ROM or stored on a customer's network and delivered using our applications server software. The player includes search and navigation capabilities that allow users to interact with the content at their own pace in their preferred sequence. Users may navigate through the content by speeding up or slowing down playback of the video and audio without distortion of the speaker's voice, scrolling through the transcript, stepping through the slides and searching for key words in the transcript and slides. We typically offer a perpetual, nonexclusive license to use our desktop player software for these purposes.

     - Content Hosting. Our optional content hosting service enables customers to deliver rich media events to their target audience over the Web on our servers utilizing our hosting software, which relieves our customers of the need to manage the servers and solve integration issues.

     - Professional Integration Services. Our professional services organization enables us to offer our customers custom application development and integration services. For example, we will integrate our customers' rich media sales applications with their sales force automation systems.

     Benefits of the Eloquent Solutions Platform. We believe that we have developed the most effective, comprehensive and robust platform available for producing and delivering rich media events for business-to-business communications. We believe that our platform provides our customers with business-to-business communications that are:

     - Complete Outsource Solutions. We have the capability to produce rich media events for our clients from start to finish in a turnkey fashion. For event production, the customer's input is needed only for information content and guidance on the general tone, look and feel of the presentations. In addition, by delivering rich media events through the Web, intranets, extranets and CD-ROM, or a combination of them, we enable our customers to reach their entire target audience. The CD-ROM alternative is particularly important to customers with traveling or international target audiences, such as a global sales force, who may not have easy access to Web-based channels. Through our translation service, we ensure that our rich media events can be used by a customer's international audience. Furthermore, companies can use our solutions to build a central Web site, or "portal," for employees, customers and business partners around the world to obtain information on a multitude of topics, delivered on demand through Eloquent rich media events.

     - More Effective. Our rich media events provide users with business-critical information in an interactive, searchable, navigable format. We believe this format, combined with our delivery of multiple media -- video, audio, text and graphics -- makes our rich media events more engaging than other forms of business-to-business communication. We also believe that users comprehend and retain the information contained in a rich media event better than that contained in other methods of business-to-business communications. Our applications server and content hosting software automatically keeps track of the interactions each user has had with particular rich media events. Customers can view a set of reports that show how much of each rich media event is used, how often each rich media event is used and the persons using each rich media event. By adding optional testing capabilities, our customers can ensure that members of their target audience have understood the presentation. In addition, by delivering the same business-to-business communication to each member of the target audience, our customers can ensure that consistent information is delivered to the entire enterprise.

     - Faster. Getting critical information to employees, customers and business partners rapidly is a significant competitive advantage for our customers. We enable our customers to disseminate critical information contained in a rich media event rapidly due to our unique and efficient production process and Web and CD-ROM delivery. Using our production expertise, we quickly produce and deliver rich media events to our customers in a complete turnkey process. We can produce a typical four- to five-hour rich media event within nine business days after obtaining the raw video and audio material, compared to months for alternative solutions. By delivering our rich media events through the Web, intranets, extranets and CD-ROM, the critical information contained in the events can be disseminated quickly to each member of the target audience regardless of location. Our rapid production and delivery of rich media events can accelerate dissemination of information by weeks or even months by eliminating the need for the presenter to travel to multiple locations to deliver the presentation. This is particularly significant for customers with a geographically dispersed target audience, such as a worldwide employee base. In addition, users can get the information they need from our events quickly because they can search and navigate the event so that they only view exactly what they need.

     - Less Expensive. Our solutions eliminate many of the costs associated with traditional business presentations, including airline, hotel and other travel expenses for event participants, facilities costs and the opportunity costs associated with diverting employees from their work schedules. In addition, we believe our technology and expertise enable us to charge fees to create a rich media event that are lower than the cost our typical customer would incur producing the event in-house.

     We believe that these benefits can result in a number of strategic and competitive advantages for our customers. For example:

     - Faster Time to Market. By using an Eloquent rich media event to educate its sales force about a new product introduction instead of having the product manager travel to each sales office to do so in person, our customers can commercially launch new products more quickly. If the event is deployed on our server software, the sales force is able to raise questions about the information presented and share information about competitive products, via threaded discussions.

     - Increased Employee Productivity. Using our solutions means that a key business presentation only needs to be made once, thereby freeing the presenter to focus on his or her work instead of traveling to different offices to make the presentation. Work interruptions can be minimized because employees view the presentation at a time and place convenient to them instead of when the presenter is available. In addition, we believe our interactive, searchable, navigable format and engaging multimedia presentation enables employees to comprehend and retain information better than that contained in traditional forms of business presentation.

     - Stronger Relationships with Important Constituencies. By keeping their employees, customers and business partners well-informed on a timely basis about topics that are important to them, our customers can strengthen their relationships with these constituencies. For example, a company can bolster employee morale by having its chief executive officer speak to employees about recent business developments. This is often difficult to accomplish when the company has a large or geographically dispersed workforce. Our solutions enable our customers to keep their constituencies up-to-date by providing rapid delivery of consistent information to large and widely dispersed audiences. Using our example, a rich media event containing the chief executive officer's speech could be deployed on the company's Web site, allowing every employee to view the same speech at his or her desk on demand.

     - Enhanced Sales and Marketing Efforts. Some of our customers are using our solutions to make company presentations and product demonstrations on their Web sites. Potential consumers or business partners can visit the company's Web site and view a carefully produced sales pitch without using sales force resources. Our customers may also use this type of event to educate their third-party distribution channel partners and to provide customer support.

STRATEGY

     Our objective is to enhance our leadership position in rich media solutions for business-to-business communications. The key elements of our strategy are:

     Further Penetrate Large Corporate Accounts. We believe that our existing customer base of large corporations presents a significant opportunity for revenue. We believe we have an opportunity to deepen our relationships with existing customers by selling additional products and services and by selling to different divisions of the same company. For example, as our customers increasingly adopt Web-based methods of communication with their constituencies, we believe there is a significant opportunity to sell our applications server software and content hosting to our existing customers.

     Expand Into Additional Industries. Because the format and delivery of a business presentation is virtually the same in every industry, our solutions do not require modification for use by any particular industry. As a result, we believe that there is a significant opportunity to increase revenue by identifying and selling our solutions into many new industries. We have found that our most effective sales and marketing efforts have been those that are industry-specific. We have generated most of our revenue by selling into industries that we believed would be "early adopters" of our solutions, including telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals. New industries that we have targeted include manufacturing, automotive, consumer products, health care and energy. We intend to continue industry-specific sales and marketing efforts in order to maximize our penetration of new and existing industries.

     Identify New Applications for Our Solutions. Our flexible rich media solutions platform allows us to develop specific applications designed to capture strategic revenue opportunities. Traditional applications of our solutions include sales channel communications and employee communications. Newer applications include sales and marketing presentations and customer support. We continually seek to identify new applications, within existing markets and within new industries that can benefit from our solutions.

     Expand and Enhance Customer Solutions. Our goal is to provide our customers with the most comprehensive portfolio of rich media business-to-business communications products and services. We intend to increase revenue by continually broadening the functionality of our rich media solutions platform and adding value-added services to our offerings, through both in-house development efforts and strategic acquisitions. For example, through our applications server and content hosting software, we are now assisting customers in building Web "portals" using Eloquent rich media events. We intend to add live broadcast capabilities, which will allow instant, simultaneous and interactive delivery of business-to-business communications, to our platform. We plan for these broadcasts to be viewed by users live from their computers. These products will then be available on demand for later viewing in our synchronized, navigable, searchable format. To accomplish this, we entered into a strategic relationship where-by we invested approximately $1,500,000 in Rebop Media, Inc. ("Rebop"), a new live video-based Web conferencing company. Rebop's Web conferenc-ing solution will be designed to integrate with our Enterprise Communications Server product. Additionally, we hold the right, subject to our stockholders' approval, to acquire the outstanding common stock of Rebop if Rebop successfully installs its product in three customer Web sites. Cliff Reid, our Chief Executive Officer, serves as President and Chief Executive Officer of Rebop. In addition, we plan to explore business-to-customer communications applications.

     Expand Internationally. We currently sell our solutions within the United States. Many of our customers have international operations and use our rich media events around the world. As a result, we believe there is a significant opportunity to increase revenue by selling our products and services internationally. To exploit this opportunity, we intend to increase our sales and marketing efforts abroad, beginning with Europe and Japan.

RICH MEDIA EVENT PRODUCTION AND DELIVERY

     We have developed significant expertise and proprietary technology in order to produce rich media events for our customers in a fast, turnkey process and enable our customers to deliver those rich media events to their constituencies in an engaging, interactive manner.

     Production of Rich Media Content. Our customers generally use Eloquent to produce the rich media content for use with our software. The production steps and the technologies used in the production process are summarized below:

     - Video and Audio. We videotape live speakers, using local video crews and simple lighting. We convert the video into digital format and divide long segments into short talks and remove outtakes. We then "compress" the digital video and audio tracks using our proprietary compression technology and other compression technologies. One of the features of our software is the ability to play back an event at different speeds without a change in the speaker's pitch. To enable this, we index the audio track for variable speed playback using our proprietary pitch compression technology.

     - Transcription. We transcribe the audio track to create a transcript, utilizing a proprietary transcription tool that automatically synchronizes the text to the audio track, and proofread it carefully in conjunction with the customer. If desired by the customer, we will have the transcript translated into different languages.

     - Graphics. We obtain electronic copies of the speaker's slides or we electronically capture the speaker's software demonstration. If the presentation contains slides, we transform the slides into a format suitable for delivery over a low-bandwidth network. If the event contains a software demonstration, we compress the demonstration using our proprietary video compression technology.

     - Assembly. We assemble the video, audio, graphics and text using our proprietary synchronization technology. To enable full navigation and search capabilities, we create a table of contents and electronic links and index the text and slides so that the user may search for a chosen portion of the event using an embedded search engine. At the request of a customer, we will incorporate user tests in our standard format and add other features.

     Content Delivery. We provide our customers with three ways to deliver an Eloquent event:

     - Web, Intranets and Extranets -- Using Applications Server
       Software. Customers can run our desktop player using our applications server software on their own Microsoft Windows NT servers. Our professional services organization can integrate the Eloquent applications servers with existing enterprise applications, such as sales force automation systems.

     - Web -- Using Content Hosting. In addition, we allow our customers to store their rich media events and the Eloquent desktop player on our server hardware running our hosting software. Users can then download the Eloquent desktop player to their desktop PC and interact with the customer's rich media events. Our content-hosting servers are located at XO Communications, Inc.'s facilities in Cupertino, California.

     - CD-ROM. We will duplicate and ship CD-ROMs containing the event to our customers. The CD-ROM contains the Eloquent desktop player software as well as the event. We have found that our customers need the CD-ROM alternative because many of their constituents do not have ready access to the Web. This is particularly true for customers with international target audiences or that seek to educate their traveling sales forces. Customers may order rich media events on CD-ROM alone or in conjunction with Web, intranet or extranet delivery.

CUSTOMERS

     Our customers use our solutions for a number of applications, including:

     Sales Channel Communications. Some of our customers use our solutions to educate their sales forces and resellers about newly-launched products. We can create rich media events out of traditional sales force presentations about new products and deliver these events to our customers' sales forces. Through our events, our customers are able to educate their sales forces faster and more economically than by flying speakers around the country or world to deliver the presentation. Our solutions also enable our customers to provide consistent, controlled information to their sales representatives in a format that is more appealing and interactive than a teleconference presentation or videotape.

     Employee Communications. Some of our customers use our solutions to deliver senior management messages to a globally distributed workforce. We create a rich media event out of, for example, a chief executive officer's presentation to employees about the customer's strategic direction or a pending merger or acquisition, which is then delivered to employees. By doing so, our customer is able to economically deliver a consistent message to all of its employees, including those who joined the company after the presentation was made.

     Sales and Marketing Presentations. Some of our customers use our solutions on their Web sites to present company information or demonstrate their products to potential consumers or business partners. These events provide an engaging, low-cost mechanism for offering consistent company or product demonstrations to a large audience of potential buyers.

     Customer Support. Some of our customers use our solutions to deliver technical product support information to their end users. The Eloquent event format gives end users the needed information in the "user-friendly" format of an in-person presentation instead of through a technical manual. Eloquent's search and navigation capabilities allow end users to quickly find the information they need.

SALES AND MARKETING

     We sell our solutions in the United States through a direct sales force. Our sales strategy is to pursue opportunities with large accounts and industry leaders and to penetrate various targeted vertical market segments. To implement this strategy, each customer has a dedicated sales representative who is responsible for maintaining the customer relationship. We market our solutions through an in-house marketing staff and an outside public relations firm. We conduct a variety of marketing programs nationwide to educate our target market, create awareness and generate leads for our solutions. To achieve these goals, we have engaged in activities such as direct mail campaigns, seminars, print advertising and trade shows. These programs are targeted at key executives within identified vertical markets. In addition, we conduct comprehensive public relations efforts that include establishing and maintaining relationships with key trade press, business press and industry analysts as well as an active executive speakers' bureau.

COMPETITION

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

     - companies that provide content hosting services; and

     - traditional business-to-business communications and learning solution companies that offer live meeting and seminar services.

     We believe that our competitors include, principally, Digital Lava Inc., a rich media production tools company that enables its customers to develop rich media content similar to ours; Pacific Media, a media production company that produces custom rich media content similar to ours; and DigitalThink, Inc., an educational curriculum development company that offers custom content production services similar to ours. In addition, our customers and potential customers represent a source of competition, to the extent they decide to develop in-house business-to-business communications solutions.

     We believe the principal competitive factors in the rich media business-to-business communications solutions are:

     - quality, price and timeliness of content production services and associated professional services;

     - quality of the end-user experience provided by the desktop player software;

     - ease of use of our applications;

     - amount and quality of customer support; and

     - brand recognition.

     We believe that we compete favorably with respect to each of these factors and that our competitors generally do not offer the broad range of software and services for rich media production and delivery that we offer our customers. Nevertheless, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we do. These competitors may also be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive pricing policies and make more attractive offers to potential employees and partners. We may be unable to compete successfully against current or future competitors and competitive pressures may cause our business to suffer.

INTELLECTUAL PROPERTY

     We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees and independent contractors to protect our proprietary rights. We strategically pursue the registration of trademarks and service marks in the United States and abroad. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available.

     Our products and internally used authoring tools incorporate technology licensed to us as follows:

     - We have a license from Verity, Inc. that grants us the rights to use Verity's proprietary search software in developing our products and authoring tools, and also grants us the worldwide right to use, reproduce, market and distribute Verity's search software as an embedded component of our products. Verity is free to grant identical or similar licenses to others. Generally, we are not permitted to transfer our license rights to others, other than in connection with a sale of our products. In consideration for our license rights, we have paid Verity an initial license fee of $25,000, and we pay royalties to Verity equal to 2.5% of all sales of our products containing the licensed software and certain maintenance fees. The Verity license expires in May 2001, but automatically renews for successive one-year terms if neither party gives 30 days' notice of nonrenewal prior to the end of each term.

     - We have a license from Voxware, Inc. that grants us the right to use Voxware's proprietary compression software in developing our products and to incorporate Voxware's compression software into our products. Voxware is free to grant identical or similar licenses to others. Generally, we are not permitted to transfer our license rights to others, other than in connection with a sale of our products. In consideration for our license rights, we have paid Voxware an initial license fee of $20,000 and we pay royalties to Voxware equal to 1.5% of all sales of our products containing the licensed software. The license from Voxware expires in April 2001, but automatically renews for successive one-year terms if neither party gives 90 days' notice of nonrenewal prior to the end of each term.

     - We have a license from WebXpress, Inc., a subsidiary of BEA Systems, Inc., that grants us the right to integrate various versions of its proprietary WebXpress server software into our Enterprise Communications Server product. WebXpress is free to grant identical or similar licenses to others. Generally, we are not permitted to transfer our license rights to others, other than in connection with the distribution of our Enterprise Communications Server product. In consideration for our license rights, we pay license fees to WebXpress for each sale of our Enterprise Communications Server product containing the licensed software. Initially, the license fees range from $2,125 to $12,750 per central processing unit on which our customers use our Enterprise Communications Server product, depending on the version of WebXpress software that is integrated into the Enterprise Communications Server product distributed. Our fees will be lowered based on our cumulative license fee payments; if our cumulative fees reach certain levels, our license fee per unit could be reduced to approximately one-half of our initial fees. We also pay WebXpress certain maintenance fees and additional license fees when we make sales of an Enterprise Communications Server product that incorporates the version of WebXpress software that itself incorporates security functions that WebXpress has licensed from another party. The WebXpress license expires in August 2002 and does not provide for any automatic renewals thereafter.

     In addition, we have developed our products to integrate well with the Microsoft Windows NT operating system, the operating system used by most of our customers to run our software. If the Windows NT operating system is changed by Microsoft so that it no longer integrates well with our products, or if Windows NT experiences technical problems, the operation of our software could be impaired. In such event, our business, financial condition and operating results could be harmed. Microsoft is not obligated to ensure that Windows NT integrates well with our products.

EMPLOYEES

     As of December 31, 2000, we had a total of 174 full-time employees, all of whom were located in North America. Of the total, 50 were in content production services, 61 were in sales and marketing, 21 were in research and development, 7 were in professional services, 30 were in general and administrative and 5 were in customer service and software support. In December 2000, Eloquent announced a plan to restructure operations and gave notice of termination to over 80 of these employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

     The following table sets forth information regarding Eloquent's executive officers as of December 31, 2000:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Clifford A. Reid, Ph.D. .............  41    Chairman of the Board, Chief Executive Officer and
                                             Director
David Glazer.........................  39    Chief Technical Officer and Office of the President
R. John Curson.......................  57    Chief Financial Officer, Secretary, Treasurer and Office
                                             of the President
Gary Laney...........................  43    Vice President, Sales and Office of the President
Alan Atlas...........................  49    Vice President, Engineering and Office of the President

     Clifford A. Reid, Ph.D. co-founded Eloquent in March 1995 and has served as Eloquent's Chairman of the Board since inception. In July 2000, Dr. Reid co-founded Rebop Media, Inc., where he is Chief Executive Officer and President. Since November 2000, Dr. Reid has also served as Eloquent's Chief Executive Officer. From March 1995 to January 1999, Dr. Reid served as Eloquent's Chief Executive Officer and President. In April 1988, Dr. Reid co-founded Verity, Inc., a search software products company, where he was Vice President of Engineering from 1988 to 1992 and Executive Vice President from 1992 to 1993. Dr. Reid holds an S.B. in physics from the Massachusetts Institute of Technology, an M.B.A. from Harvard University and a Ph.D. in engineering-economic systems from Stanford University.

     R. John Curson has served as Eloquent's Chief Financial Officer, Secretary and Treasurer since June 1999 and was named to the Office of the President in November 2000. From March 1999 to June 1999, Mr. Curson served as a consultant to Pinnacle Systems, Inc., assisting with the integration into Pinnacle of Truevision, Inc., formerly known as RasterOps, a digital imaging and video products company that Pinnacle acquired in March 1999. Prior to that, Mr. Curson served as Truevision's Chief Financial Officer from December 1993 to March 1999. From 1992 to 1993, Mr. Curson served as Chief Financial Officer of LH Research Inc., a power-supply developer and manufacturer. From 1989 to 1992, Mr. Curson served as Chief Financial Officer for Martec Controls, a high-tech surveillance and remote tracking products company. From 1987 to 1989, Mr. Curson served as Vice President of Finance for Xidex Inc./Dysan International, a memory media products company. From 1976 to 1987, Mr. Curson worked at Dataproducts Corporation, a computer printer company, where he held a variety of financial positions. Mr. Curson holds a B.S. in mechanical engineering from the University of Leeds, an M.B.A. from the University of Leeds and an M.B.A. from the University of California, Los Angeles.

     David Glazer co-founded Eloquent in March 1995. Mr. Glazer has served as Eloquent's Chief Technical Officer since inception and was named to the Office of the President in November 2000. From November 1994 to March 1995, he was an independent Web information delivery systems consultant to clients including Netscape Communications Corporation, Adobe Systems Incorporated and Tandem Computers Incorporated, which is now a division of Compaq Computer Corporation. In April 1988, Mr. Glazer co-founded Verity, Inc., a search software products company, where he served as Senior Software Architect from June 1988 to November 1994. From 1984 to 1988, Mr. Glazer worked as an independent contractor for Lotus Development Corporation, a software products company. Mr. Glazer holds an S.B. in physics from the Massachusetts Institute of Technology.

     Gary Laney has served as our Vice President, Sales since October 2000 and was named to the Office of the President in November 2000. From November 1999 until his promotion in October 2000, Mr. Laney was our Vice President of Western/Central and Canada Regional Sales. Before joining Eloquent, Mr. Laney worked from April 1999 to October 1999 as VP of Corporate and Publishing Sales for Enigma, an electronic publishing software company. Before joining Enigma, Mr. Laney worked from March 1997 until April 1999, as the Director of Western Region Sales at Open Text, a web-based document management company. Prior to that position, he spent from February 1993 until March 1997 as the Director of Commercial and Online Sales at Folio Corporation, an electronic publishing and full text retrieval company. Mr. Laney received a BS in Marketing from Brigham Young University and an MBA from Northwestern University's Kellogg School of Management.

     Alan Atlas has served as Eloquent's Vice President, Engineering since February 1999 and was named to the Office of the President in November 2000. From May 1996 to February 1999, Mr. Atlas was Director of Newsroom System Engineering at Avid Technology, Inc., a digital video editing tools company. From February 1994 to April 1996, Mr. Atlas was Vice President of Engineering at Sarrus Software, a NextStep groupware company. Mr. Atlas holds a B.A. in Psychology from Brown University, a B.S. in electrical engineering from the University of Massachusetts and an M.S. in electrical engineering from Georgia Institute of Technology. Effective March 23, 2001, Mr. Atlas resigned from Eloquent.

ITEM 2. PROPERTIES

     As corporate headquarters, Eloquent currently occupies approximately 19,942 square feet of leased office space in San Mateo, California, which lease shall expire on May 31, 2002. Certain of Eloquent's research and development team occupies approximately 2,704 square feet of leased office space in Boulder Colorado, which lease shall expire on November 30, 2003. Further, certain sales and support employees occupy and operate out of small leased office units in OakBrook Terrace, Illinois; Sudbury, Massachusetts; Portland, Oregon; and Carrollton, Texas. Eloquent believes that these leased and occupied facilities will be adequate to accommodate Eloquent's needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Eloquent presently is not subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Eloquent's Common Stock is traded on the Nasdaq National Market under the symbol "ELOQ." Public trading of the Common Stock commenced on February 16, 2000. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock on the Nasdaq National Market.

                         2000                              HIGH        LOW
                         ----                            --------    --------
First Quarter (from February 16, 2000).................  $45.0000    $16.0000
Second Quarter.........................................  $20.6250    $ 5.8750
Third Quarter..........................................  $ 9.5000    $ 2.5625
Fourth Quarter.........................................  $ 3.9375    $ 0.6563

     As of March 29, 2001 there were approximately 275 holders of record of Eloquent's Common Stock. On March 29, 2001, the last sale price reported on the Nasdaq National Market System for Eloquent's Common Stock was $0.75 per share.

     Eloquent has never declared or paid any cash dividends on its capital stock. Eloquent intends to retain any future earnings to support operations and to finance the growth and development of Eloquent's business and does not anticipate paying cash dividends for the foreseeable future.

     Between January 1, 2000 and March 31, 2000, the date of the Company's initial public offering, employees exercised options encompassing a total of 126,386 shares of Eloquent common stock, providing total aggregate proceeds to Eloquent of $70,714. The issuances of common stock were exempt under Rule 701 of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              2000       1999       1998      1997      1996
                                            --------   --------   --------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Total revenue.............................  $ 14,847   $ 12,492   $  7,743   $ 3,925   $   944
Gross margin*.............................  $  5,899   $  5,110   $  1,418   $   158   $   539
Loss from operations......................  $(35,500)  $(14,741)  $ (9,957)  $(6,348)  $(1,563)
Loss before extraordinary item and
  cumulative effect of accounting
  change..................................  $(36,299)  $(16,615)  $(10,008)  $(6,369)  $(1,535)
Extraordinary loss on extinguishment of
  debt....................................  $ (7,453)  $     --   $     --   $    --   $    --
Cumulative effect of accounting change-
  beneficial conversion feature...........  $ (7,500)  $     --   $     --   $    --   $    --
Net loss..................................  $(51,252)  $(16,615)  $(10,008)  $(6,369)  $(1,535)
Basic and diluted net loss per share:
  Loss before extraordinary item and
     cumulative effect of accounting
     change...............................  $  (2.36)  $  (5.47)  $  (4.74)  $ (4.59)  $ (1.97)
  Net loss................................  $  (3.33)  $  (5.47)  $  (4.74)  $ (4.59)  $ (1.97)
Weighted average shares, basic and
  diluted.................................    15,381      3,036      2,111     1,388       781

                                                                  DECEMBER 31,
                                                  --------------------------------------------
                                                   2000      1999      1998     1997     1996
                                                  -------   -------   ------   ------   ------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...................................  $40,456   $17,174   $6,661   $4,016   $2,280
Working capital.................................   34,031    12,706    4,164    2,551    2,124
Total assets....................................   49,593    25,265   11,461    8,073    3,124
Long-term obligations and subordinated notes....      230     9,254    1,254    1,271      189
Total stockholders' equity......................   39,800     7,689    5,356    3,589    2,455

---------------
* Amounts reported in the years ended December 31, 1999 and 1998 have been reclassified to conform with the presentation of the year ended December 31, 2000.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and Eloquent's Financial Statements and Notes thereto included elsewhere in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of Eloquent's plans, objectives, expectations and intentions. These forward-looking statements are based on the current expectations of Eloquent, and Eloquent assumes no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Eloquent's actual results could differ materially from those discussed here.

OVERVIEW

     We incorporated in Delaware in March 1995. In February 1996, we launched Version 1.0 of our solutions platform, which included the essential elements of content production and navigation, including synchronized video, audio, graphics and text as well as searchable transcripts, for delivery on CD-ROM only. In July 1996, we launched Version 2.0, which expanded delivery from CD-ROM to intranets, included searchable slides and added variable speed playback. In November 1997 we launched Version 3.0. It further expanded delivery options to include Web-based transmissions at 28.8 Kbps and added tracking and reporting and software demonstrations. In April 1998, we introduced our content hosting service and software. In January 1999, we launched our professional services organization to provide integration services and professional media development services. In April 1999, we launched Version 4.0 of our solutions platform, which added support for high-resolution video and the ability for application developers to customize certain aspects of our software. In December 1999, we launched Version 5.0, which offers advanced integration, search, navigation and analysis features. In August 2000, we launched Version 6.0, which allows enterprises to organize, manage, secure, personalize and enrich all forms of streaming content.

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

     A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. No customer accounted for more than 10% of our total revenue in the year ended December 31, 2000. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

     We have not achieved profitability on a quarterly or annual basis to date and we may continue to incur net losses for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of $86.1 million. In

December 2000, we announced a plan to restructure operations and gave notice of termination to 80 employees and consultants. The restructuring is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth. We expect to increase our operating expenses commensurate with increases in revenue. If we are not able to increase revenue, our business, financial condition and operating results would suffer.

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

RESULTS OF OPERATIONS

     The following table sets forth certain items from Eloquent's statements of operations as a percentage of total revenue for the years indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Revenue:
  Software licenses and maintenance.........................    35%       24%       13%
  Content production services...............................    54        67        87
  Professional services.....................................    11         9        --
                                                              ----      ----      ----
         Total revenue......................................   100       100       100
Cost of revenue:
  Software licenses and maintenance.........................    10         5         6
  Content production services...............................    38        40        74
  Professional services.....................................    14        12        --
  Stock-based compensation..................................    (1)        2         2
                                                              ----      ----      ----
         Total cost of revenue..............................    61        59        82
                                                              ----      ----      ----
  Gross margin..............................................    39        41        18
                                                              ----      ----      ----
Operating expenses:
  Research and development:
  Other research and development............................    36        16        20
  Stock-based compensation..................................     4         1         3
                                                              ----      ----      ----
                                                                40        17        23
                                                              ----      ----      ----
  Sales and marketing:
    Other sales and marketing...............................   140        71        88
    Stock-based compensation................................     3        10         3
                                                              ----      ----      ----
                                                               143        81        91
                                                              ----      ----      ----
  General and administrative:
    Other general and administrative........................    33        28        29
    Stock-based compensation................................    18        33         5
                                                              ----      ----      ----
                                                                51        61        34
                                                              ----      ----      ----
  Restructuring expense:
    Other restructuring expense.............................    24        --        --
    Stock-based compensation................................     3        --        --
                                                              ----      ----      ----
                                                                27        --        --
                                                              ----      ----      ----
  Impairment of property and equipment......................    17        --        --
                                                              ----      ----      ----
         Total operating expenses...........................   278       159       148
                                                              ----      ----      ----
Loss from operations........................................  (239)     (118)     (130)
Interest expense and other charges..........................   (10)      (17)       (3)
Impairment of investment....................................   (15)       --        --
Interest and other income...................................    20         2         3
                                                              ----      ----      ----
Loss before extraordinary item and cumulative effect of
  accounting change.........................................  (244)     (133)     (130)
Extraordinary loss on extinguishment of debt................   (50)       --        --
                                                              ----      ----      ----
Loss before cumulative effect of accounting change..........  (294)     (133)     (130)
Cumulative effect of accounting change -- beneficial
  conversion feature........................................   (51)       --        --
                                                              ----      ----      ----
Net loss....................................................  (345)%    (133)%    (130)%
                                                              ====      ====      ====

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Revenue. Revenue was $14.8 million, $12.5 million and $7.7 million in 2000, 1999 and 1998, respectively. The increase in revenue from 1999 to 2000 was primarily due to higher quantity sales of our server product. The increase in revenue from 1998 to 1999 is attributable to an increase in the number and average size of sales of our products and services generated by a larger sales force in 1999 and, to a lesser extent, higher prices in 1999. The primary reason for the increase in number of sales was a growing sales force and increased market acceptance of our solutions.

          Software licenses and maintenance. Revenue from software licenses and maintenance were $5.3 million, $3.0 million and $993,000 in 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 was primarily due to higher quantity sales of our server product, Enterprise Communications Server (ECS). The increase from 1998 to 1999 was due primarily to the introduction of the ECS, which was offered at a substantially higher price than our previously available server products.

          Content production services. Content production services revenue was $8.1 million, $8.4 million and $6.8 million in 2000, 1999 and 1998, respectively. Although we produced approximately 510 rich media events in 2000, a 66% increase over 1999, lower pricing contributed to the 4% decrease in revenue from 1999 to 2000. Over 80% of the increase from 1998 to 1999 was attributable to an increase in the number of rich media events we produced, from 255 events in 1998 to 308 events in 1999. The remainder was primarily attributable to increased prices in 1999.

          Professional services. We launched our professional services organization in the first quarter of 1999. Professional services revenue was $1.5 million and $1.1 million in 2000 and 1999, respectively. This represents a growth-rate of 36% and reflects a greater number of professional services engagements during 2000.

     Cost of revenue. Cost of revenue consists primarily of content production costs, software licenses and maintenance costs, and professional services costs. Cost of content production consists of event production costs and direct personnel expenses associated with event production, with some fixed overhead components for facilities and infrastructure support charges. Direct labor costs associated with content production are deferred until revenue is recognized, at which time they are expensed as cost of revenue. Cost of software licenses and maintenance consists of customer support and content hosting personnel and royalty payments due to the owners of licensed third-party software. Cost of professional services consists of direct labor costs associated with providing professional services, which are deferred until revenue is recognized, at which time they are expensed as cost of revenue.

          Software licenses and maintenance. Cost of software licenses and maintenance was $1.4 million, $646,000 and $445,000 in 2000, 1999 and 1998, respectively. Over 45% of the increase in expense from 1999 to 2000 reflects costs associated with customer service personnel and content hosting activities and related facilities costs. Approximately 36% of the increase reflects higher software royalty payments associated with increased software license revenue. Approximately 57% of the increase from 1998 to 1999 reflects increases in customer service personnel and content hosting activities to support software licenses and maintenance, and the remainder reflects higher royalty payments associated with increased software revenue.

          Content production services. Cost of content production was $5.7 million, $5.0 million and $5.7 million in 2000, 1999 and 1998, respectively. The increase in expense from 1999 to 2000 both in dollars and as a percentage of content production revenue, primarily reflects increased costs associated with additional production personnel and related facilities and infrastructure costs. The decrease from 1998 to 1999 was primarily due to a reduced fixed and variable cost structure in 1999, which we achieved in early 1999 through a restructuring of our production facility and processes. The restructuring included the termination of eight full-time content production employees, six of whom previously had been classified as production overhead. We also undertook to more closely manage the correlation of our direct labor force with content production volume, resulting in reduced utilization of approximately 36 temporary direct labor employees. Several efficiency measures were also introduced, including initiating content production on an event-only basis only after all customer materials are received, parallel processing paths for certain production activities, electronic exchange with customers for revisions of certain event elements, greater workflow and document integration with our automated event management system to minimize paper documents, and earlier production involvement in the post-sales process to clearly delineate customer requirements. These restructuring initiatives yielded higher production efficiency, including faster content production times and higher production capacity. Although we continued our efforts in 2000 to manage the correlation of our direct labor force with content production volume, expense levels for personnel and infrastructure are committed in advance of customer orders. The decrease in content production revenue to $8.0 million in 2000 from $8.4 million in 1999 resulted in excess committed production costs that could not be immediately eliminated.

          Professional services. The professional services department was established in mid-February 1999. Cost of professional services was $2.0 million in 2000 compared to $1.5 million in 1999. The increase in expenses is due to higher personnel and recruiting costs associated with the growth of our professional services offerings.

     Operating expenses. Operating expenses were $41.4 million, $19.9 million and $11.4 million in 2000, 1999 and 1998, respectively. Without the effect of stock-based compensation expense, restructuring expense and impairment charges, operating expenses for 2000, 1999 and 1998 would have been $31.1 million, $14.3 million and $10.5 million, respectively.

          Other research and development. Other research and development expenses consist primarily of personnel expenses associated with software development. Other research and development expenses were $5.3 million, $2.0 million and $1.5 million in 2000, 1999 and 1998, respectively. The increases were due primarily to higher personnel expenses associated with growth in our engineering staff. Additionally, approximately 17% of the increase in expense from 1999 to 2000 reflects expenses of $560,000 incurred by Rebop, which due to certain accounting requirements is required to be included in our operating results. We expect other research and development expenses to increase in absolute dollars as we seek to increase the functionality of our solutions platform.

          Other sales and marketing. Other sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services and personnel and marketing materials and expenses associated with the marketing of our products and services. Other sales and marketing expenses were $20.8 million, $8.9 million and $6.8 million in 2000, 1999 and 1998, respectively. The increases were due primarily to higher personnel expenses and recruiting costs associated with growth in our sales force and marketing staff. Additionally, approximately 13% of the increase in expense from 1999 to 2000 reflects additional marketing and promotional activities. We expect other sales and marketing expenses to decrease in absolute dollars in the near future as we seek to increase the efficiency of our sales organization.

          Other general and administrative. Other general and administrative expenses consist primarily of administrative personnel expenses, professional fees and facilities costs. Other general and administrative expenses were $4.9 million, $3.5 million and $2.2 million in 2000, 1999 and 1998, respectively. Approximately 25% of the increase in expense from 1999 to 2000 reflects higher personnel expenses. Approximately 13% of the increase relates to our allowance for identified doubtful accounts, and 40% of the increase reflects additional professional fees necessary to support our growth. Approximately 60% of the increase in general and administrative expenses from 1998 to 1999 reflects higher personnel expenses. Approximately 10% of the increase relates to our allowance for identified doubtful accounts, and 10% of the increase reflects additional professional fees necessary to support our growth. We expect general and administrative expenses to be the same or decrease in the near future.

          Stock-based compensation. Stock-based compensation expense consist primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation expense was $4.1 million, $5.8 million and $992,000 in 2000, 1999 and 1998, respectively. The decrease in expense from 1999 to 2000 was due to the reversal of amortized stock-based compensation expense related to cancellations, due to employee terminations during 2000, of unvested stock options previously granted. The increase in expense from 1998 to 1999 was due to increased grants of stock options and increases in the deemed fair market value of the underlying stock. Stock-based compensation charges are presented within the relevant functional expenses and are being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

          Restructuring expense and impairment of property and equipment. In December 2000, Eloquent announced a plan to restructure operations that resulted in a one-time charge totaling $3.5 million. The restructuring is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, Eloquent gave notice of termination in December 2000 to 80 employees and consultants and recorded approximately $1.3 million related to salary and termination benefits. Eloquent plans to reduce expenditures for office space and is actively negotiating lease terminations, where feasible, and pursuing sub-leases where lease termination is not feasible for identified properties. The restructuring charge includes $1.8 million for lease expense. This charge reflects payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. The restructuring charge includes $356,000 for the buy-out of capital leases related to impaired equipment and elimination of maintenance contracts for impaired software. In addition, Eloquent recorded a $2.5 million non-cash impairment charge to write-off the carrying value of excess equipment and furniture, abandoned leasehold improvements and certain software and technology assets. The excess equipment and furniture and abandoned leasehold improvements are a result of the termination of 80 employees and consolidation of the remaining employees in fewer leased facilities. At December 31, 2000 Eloquent had made payments of $143,000 related to salary and termination benefits, $147,000 related to lease arrangements and had a remaining accrual balance of $3.2 million. Operating expenses and cost of revenue, excluding stock-based compensation expense, restructuring expense and impairment charges in the first quarter of 2001 are expected to decrease from those incurred in the last quarter of 2000 by approximately 40%, corresponding to the restructuring. Increases to expenses are expected to occur commensurate with revenue growth.

     Interest expense and other charges. In 2000 and 1999, interest expense and other charges consisted primarily of interest charges on equipment leases, the subordinated notes and bank lines of credit and amortization of the debt issuance costs and the discount related to the $20.0 million subordinated notes and warrants. In 1998, interest expense and other charges consisted primarily of interest charges on equipment leases and bank lines of credit. Interest expense and other charges were $1.5 million, $2.2 million and $259,000 in 2000, 1999 and 1998, respectively. The decrease in expense from 1999 to 2000 primarily reflects repayment of the subordinated notes and the bank line of credit in February 2000 upon the consummation of our initial public offering. Approximately 80% of the increase in expense from 1998 to 1999 reflects interest costs associated with the $20.0 million subordinated notes. The remaining increase reflects higher average borrowing balances.

     Impairment on investment. In March 2000, Eloquent and eSpoc Inc. ("eSpoc"), a provider of an electronic marketplace for the purchase and liquidation of medical equipment and supplies, entered into a strategic relationship. As part of this relationship, Eloquent purchased 461,538 shares of eSpoc Preferred Stock for $3.0 million. This investment is being accounted for using the cost method. During the fourth quarter of 2000, Eloquent performed an evaluation of the carrying value of this investment. Eloquent considered current financial market conditions for raising capital and reviewed the cash flows and operating results of the entity. Eloquent concluded that the unfavorable financial market conditions as they relate to entities engaged in electronic commerce are not temporary. Accordingly, the carrying value of the equity investment in eSpoc Inc. was determined to be impaired. A loss of $2.3 million was recognized based on the amount by which the carrying value exceeded the fair value of Eloquent's proportionate share of the net assets of eSpoc.

     Interest income and other income. Interest income and other income consists primarily of interest earnings on our cash equivalents and short-term investments. Interest income and other income was

$3.0 million, $301,000 and $208,000 in 2000, 1999 and 1998, respectively. The increases were due to increasing average cash balances.

     Extraordinary loss on early extinguishment of debt and cumulative effect of accounting change. In October 1999, Eloquent sold convertible subordinated notes and detachable warrants to purchase 1,500,000 shares of common stock for aggregate gross consideration of $20.0 million. In conjunction with the sale of the notes Eloquent incurred $1.5 million in debt issue costs. The gross consideration received from the notes was allocated between the notes and the warrants in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants as follows: long-term notes payable of $12.5 million and warrants of $7.5 million. The notes contained a beneficial conversion feature of $5.0 million which was recorded as a further discount on the sale of the notes.

     The debt issuance costs and the discount resulting from the issuance of the warrants and the original beneficial conversion feature were being amortized to interest expense. In accordance with the terms of the notes, all amounts outstanding under the notes were repaid upon consummation of Eloquent's initial public offering on February 23, 2000. Upon repayment of the notes, the unamortized portion of the debt issuance costs and the discount were recorded as an extraordinary loss on the extinguishment of debt.

     During the fourth quarter of 2000 we also recorded an additional charge of $7.5 million relating to a convertible debt instrument as a cumulative effect adjustment to account for a change in accounting guidance. See Note 7 of "Notes to Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.4 million. At December 31, 2000, we had approximately $40.5 million of cash equivalents and short-term investments.

     Net cash used in operating activities was $20.1 million, $8.2 million and $8.8 million in 2000, 1999 and 1998, respectively. In 2000, net cash used in operating activities was primarily attributable to a net loss which was partially off-set by non-cash charges related to the loss on early extinguishment of debt, the cumulative effect of an accounting change related to the beneficial conversion feature of the subordinated notes, impairment of investment, depreciation and amortization of tangible assets and stock-based compensation expense. Net cash used in operating activities in 1999 and 1998 was primarily attributable to net losses.

     Net cash used in investing activities was $45.6 million $976,000 and $146,000 in 2000, 1999 and 1998, respectively. Net cash used in investing activities in 2000 was related primarily to investments in short-term marketable securities. Net cash used in investing activities in 1999 and 1998 was primarily related to purchases of property and equipment.

     Net cash provided by financing activities was $53.0 million, $19.7 million and $11.6 million in 2000, 1999 and 1998, respectively. Net cash provided by financing activities in 2000 resulted primarily from the sale of common stock in our initial public offering, partially offset by repayment of borrowings. Net cash provided by financing activities in 1999 resulted primarily from the sale of preferred stock and subordinated notes and warrants. Net cash provided by financing activities in 1998 resulted primarily from borrowings under our lines of credit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB Issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133. SFAS No. 137 defers the application of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; however, early application is encouraged. Eloquent will adopt SFAS No. 133 for the 2001 fiscal year. The adoption has not had a material affect on the financial statement presentation.

RISKS AND UNCERTAINTIES

     In addition to the other information provided in this Form 10-K, the following risk factors should be considered carefully in evaluating Eloquent and our business.

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

WE EXPECT TO CONTINUE TO INCUR LOSSES, AND AS A RESULT WE MAY NOT ACHIEVE PROFITABILITY.

     We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred net losses of approximately $51.3 million in 2000 compared to $16.6 million in 1999. As of December 31, 2000, we had an accumulated deficit of approximately $86.1 million. In December 2000, Eloquent announced a plan to restructure operations. The plan is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, Eloquent gave notice of termination in December 2000 to over 80 employees and consultants. This resulted in excess equipment and furniture and unused leased facilities. Accordingly, Eloquent plans to reduce expenditures for office space and has written-off the carrying value of excess equipment and furniture, abandoned leasehold improvements and certain software and technology assets. Although we have initiated actions to reduce cash expenditures and expenses, there can be no assurance that we will be successful in generating additional revenue or achieving profitability.

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

     - seasonal trends in sales of our solutions, which could result in lower quarterly revenue particularly in the fourth quarter;

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

     If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, our top 15 customers during 2000 accounted for over 50% of our revenue during that period. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

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

     WE MAY NOT BE ABLE TO BUILD AN EFFECTIVE SALES ORGANIZATION, WHICH WOULD PREVENT US FROM ACHIEVING THE INCREASED SALES VOLUME NECESSARY FOR US TO ACHIEVE PROFITABILITY.

     In order to increase our revenue, we must build an effective sales organization. If we do not do so, we will not be able to increase our sales sufficiently to achieve profitability. In connection with our recent restructuring, we reduced the size of our sales organization. Our future success will depend in part on our ability to recruit and retain additional, qualified sales personnel and to train and motivate such personnel. In the past, we have had difficulty recruiting, retaining and managing qualified sales personnel. We cannot guarantee that we will not encounter similar difficulties in the future. Competition for personnel, particularly in the San Francisco Bay Area, where we are located, is intense. Many of the companies that will be competing with us for qualified sales personnel are larger and more established than we are and have greater financial resources than we do. This may make it even more difficult for us to recruit and retain such personnel. Our operational history suggests that the level of sales we achieve is generally determined by the number of qualified sales personnel we employ. In 1998 and early 1999, we suffered a significant decline in sales to customers in the western United States primarily due to attrition in our experienced West Coast sales force. If we experience turnover in our sales force in the future, our business, financial condition and operating results will suffer. Newly hired sales personnel generally do not become fully productive until they have worked for at least two quarters. Because of the time required to recruit new sales personnel and for them to become fully productive, an unanticipated loss of sales personnel could result in an under productive sales organization and reduced sales for a significant period of time.

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

OUR MANAGEMENT TEAM HAS LITTLE EXPERIENCE WORKING TOGETHER IN THEIR CURRENT POSITIONS, WHICH COULD LIMIT THE TEAM'S EFFECTIVENESS IN OPERATING OUR BUSINESS.

     Our management team does not have significant experience working together at Eloquent in their current positions. This could prevent or limit our management team's ability to work together effectively. The failure of our management team to work together effectively could delay efficient decision-making and execution of business objectives, which would negatively impact our business, financial condition and operating results.

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

WE WILL DEPEND ON REVENUE FROM OUR CONTENT HOSTING BUSINESS, WHICH WILL SUFFER IF OUR HOSTING EQUIPMENT AND SOFTWARE EXPERIENCE SYSTEM FAILURES.

     Our future success depends in part on our ability to successfully host our customers' content on our servers. Our ability to host content will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We do not have fully redundant content hosting systems, a formal disaster recovery plan or alternative providers of hosting services. We also may not have business interruption insurance sufficient to compensate us for losses that may occur. All of our content hosting servers are located at XO Communications, Inc.'s ("XO") facilities in Cupertino, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures or similar events. They are also subject to computer viruses, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the XO's facility could result in interruptions in our content hosting service. In addition, the failure by XO to provide the data communications capacity that we require could result in interruptions in our content hosting service. Any damage to or failure of our content hosting systems could result in interruptions in our content hosting service. System interruptions will reduce our revenue and profits, and our future revenue and profits will be harmed if our customers believe that our content hosting system is unreliable.

POTENTIAL ERRORS IN OUR SOFTWARE COULD HARM OUR REPUTATION AND REDUCE OUR SALES AND PROFITABILITY.

     Software defects discovered after we release our software could result in the loss of revenue, delays in market acceptance and harm to our reputation. Any product liability claim against us, if successful and of sufficient magnitude, could harm our profitability and future sales. Our software has in the past contained, and may in the future contain, "bugs" or errors. Although we typically design our customer license agreements to contain provisions that limit our exposure to potential product liability claims, we cannot guarantee that contractual limitations of liability would be enforceable or would otherwise protect us from liability for damages to a customer resulting from a defect in our software. Even though we maintain insurance that covers damages arising from the implementation and use of our software, we cannot assure you that our insurance would cover or be sufficient to cover any product liability claims against us.

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

POWER OUTAGES IN CALIFORNIA MAY ADVERSELY AFFECT US.

     We conduct most of our operations in the state of California and rely on a continuous power supply to conduct operations. California's current energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the development and production of our products and disrupt communications with our customers or suppliers. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH ENABLES THEM TO CONTROL MATTERS DECIDED BY STOCKHOLDERS.

     Our directors and executive officers and their affiliates beneficially own a significant portion of our common stock. As a result of their beneficial ownership, our directors and executive officers, acting alone or with others, are able to control most matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Eloquent. This could prevent our stockholders from realizing a premium over the market price for their shares or from bringing about a change in management.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities issued by corporations. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Our investments are subject to interest rate risk, which will decline in value if interest rates increase. Due to the nature of our investments an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Eloquent's Financial Statements and Notes thereto are set forth on the pages indicated at Item 14(a).

     The following table sets forth selected unaudited quarterly information for Eloquent's last eight fiscal quarters. Eloquent believes that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the financial statements and related notes included elsewhere herein.

                                                     FIRST      SECOND      THIRD      FOURTH
                                                    QUARTER     QUARTER    QUARTER    QUARTER*
                                                    --------    -------    -------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000
Total revenue.....................................  $  4,626    $ 5,207    $ 3,154    $  1,860
Gross margin......................................  $  2,317    $ 2,684    $   993    $    (95)
Loss from operations..............................  $ (5,931)   $(7,263)   $(9,305)   $(13,001)
Loss before extraordinary item and cumulative
  effect of accounting change.....................  $ (6,504)   $(6,505)   $(8,602)   $(14,688)
Extraordinary loss on extinguishment of debt......  $ (7,453)   $    --    $    --    $     --
Cumulative effect of accounting
  change -- beneficial conversion feature.........  $     --    $    --    $    --    $ (7,500)
Net loss..........................................  $(13,957)   $(6,505)   $(8,602)   $(22,188)
Basic and diluted net loss per share:
  Net loss before extraordinary item and
     cumulative effect of accounting change.......  $  (0.67)   $ (0.39)   $ (0.50)   $  (0.84)
  Net loss........................................  $  (1.44)   $ (0.39)   $ (0.50)   $  (1.27)
Weighted average shares, basic and diluted........     9,698     16,831     17,185      17,531

YEAR ENDED DECEMBER 31, 1999
Total revenue.....................................  $  1,947    $ 2,800    $ 3,628    $  4,117
Gross margin......................................  $    546    $ 1,012    $ 1,564    $  1,988
Loss from operations..............................  $ (3,668)   $(3,010)   $(3,074)   $ (4,989)
Net loss..........................................  $ (3,712)   $(3,075)   $(3,260)   $ (6,568)
Basic and diluted net loss per share..............  $  (1.20)   $ (0.95)   $ (0.91)   $  (2.41)
Weighted average shares, basic and diluted........     3,083      3,222      3,563       2,725

---------------

* Fourth quarter 2000 loss from operations includes restructuring expense of $4.0 million and impairment of property and equipment charges of $2.5 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required in Part III of this Report is incorporated by reference to the Company's Proxy Statement in connection with the Company's 2001 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors:

     The information concerning the Company's directors and nominees is incorporated by reference to the Company's Proxy Statement in connection with the Company's 2001 Annual Meeting to be in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) Identification of Executive Officers:

     Please refer to the section entitled "Executive Officers" in Part I, Item 1 hereof.

     (c) Compliance with Section 16(a) of the Exchange Act:

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. In November 2000, the Company established an interim Office of the President, currently occupied by three executive officers, R. John Curson, Gary Laney and David Glazer, and by Alan Atlas. Mr. Atlas filed his original Form 3 on March 10, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in Item 11 of Part III of this report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 2001 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in Item 12 of Part III of this report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 2001 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in Item 13 of Part III of this Report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 2001 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements as of December 31, 2000 and 1999, and for the three years ended December 31, 2000, 1999 and 1998:

                                                              PAGE
                                                              ----
Balance Sheets..............................................   30
Statements of Operations....................................   31
Statements of Stockholders' Equity..........................   32
Statements of Cash Flows....................................   33
Notes to Financial Statements...............................   34
Report of Independent Accountants...........................   48

          2. Financial Statement Schedules.

          Schedules not listed below have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

          Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2000.

          3. Exhibits

          The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

     (b) On October 26, 2000, Eloquent filed a Report on Form 8-K dated October 18, 2000 announcing Eloquent's adoption of a Stockholders Rights Plan.

     (c) See Exhibits listed in the accompanying index to exhibits.

     (d) The financial statement schedules required by this Item are listed under 14(a)(2).

                                 ELOQUENT, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  4,519    $ 17,174
  Short-term investments....................................    35,937          --
  Accounts receivable, net of allowances for doubtful
    accounts of $599 and $334, respectively.................     2,768       3,439
  Deferred production costs.................................       147          37
  Prepaid expenses..........................................       223         377
                                                              --------    --------
         Total current assets...............................    43,594      21,027
Property and equipment, net.................................     3,348       1,915
Other assets................................................     2,651       2,323
                                                              --------    --------
         Total assets.......................................  $ 49,593    $ 25,265
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit.......................................  $     --    $  3,000
  Accounts payable and other liabilities....................     7,726       3,917
  Capital lease obligation -- current portion...............       709         618
  Deferred revenue..........................................     1,128         787
                                                              --------    --------
         Total current liabilities..........................     9,563       8,322
Capital lease obligation, net of current portion............       230         777
Long-term notes payable.....................................        --       8,477
Commitments and contingencies (Note 9)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 9,938,844
  shares authorized and 7,159,009 shares outstanding in
  1999......................................................        --           7
Preferred stock, $0.001 par value; 10,000,000 shares
  authorized and no shares outstanding......................        --          --
Common stock, $0.001 par value; 40,000,000 and 30,000,000
  shares authorized; 17,836,514 and 3,572,871 shares
  outstanding in 2000 and 1999, respectively................        18           4
Additional paid-in capital..................................   128,150      52,089
Unearned stock-based compensation...........................    (2,462)     (9,564)
Other comprehensive income: unrealized gain on
  investments...............................................       193          --
Accumulated deficit.........................................   (86,099)    (34,847)
                                                              --------    --------
         Total stockholders' equity.........................    39,800       7,689
                                                              --------    --------
         Total liabilities and stockholders' equity.........  $ 49,593    $ 25,265
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Revenue:
  Software licenses and maintenance.........................  $  5,261    $  2,958    $    993
  Content production services...............................     8,066       8,413       6,750
  Professional services.....................................     1,520       1,121          --
                                                              --------    --------    --------
        Total revenue.......................................    14,847      12,492       7,743
                                                              --------    --------    --------
Cost of revenue:
  Software licenses and maintenance.........................     1,425         646         445
  Content production services...............................     5,673       5,021       5,730
  Professional services.....................................     2,041       1,496          --
  Stock-based compensation..................................      (191)        219         150
                                                              --------    --------    --------
        Total cost of revenue...............................     8,948       7,382       6,325
                                                              --------    --------    --------
  Gross margin..............................................     5,899       5,110       1,418
                                                              --------    --------    --------
Operating expenses:
  Research and development:
    Other research and development..........................     5,300       1,959       1,510
    Stock-based compensation................................       665         142         239
                                                              --------    --------    --------
                                                                 5,965       2,101       1,749
                                                              --------    --------    --------
  Sales and marketing:
    Other sales and marketing...............................    20,841       8,856       6,812
    Stock-based compensation................................       502       1,227         242
                                                              --------    --------    --------
                                                                21,343      10,083       7,054
                                                              --------    --------    --------
  General and administrative:
    Other general and administrative........................     4,927       3,499       2,211
    Stock-based compensation................................     2,691       4,168         361
                                                              --------    --------    --------
                                                                 7,618       7,667       2,572
                                                              --------    --------    --------
  Restructuring expense:
    Other restructuring expense.............................     3,542          --          --
    Stock-based compensation................................       473          --          --
                                                              --------    --------    --------
                                                                 4,015          --          --
                                                              --------    --------    --------
  Impairment of property and equipment......................     2,458          --          --
                                                              --------    --------    --------

        Total operating expenses............................    41,399      19,851      11,375
                                                              --------    --------    --------
Loss from operations........................................   (35,500)    (14,741)     (9,957)
Interest expense and other charges..........................    (1,500)     (2,175)       (259)
Impairment of investment....................................    (2,250)         --          --
Interest and other income...................................     2,951         301         208
                                                              --------    --------    --------
Loss before extraordinary item and cumulative effect of
  accounting charge.........................................   (36,299)    (16,615)    (10,008)
Extraordinary loss on extinguishment of debt................    (7,453)         --          --
                                                              --------    --------    --------
Loss before cumulative effect of accounting change..........   (43,752)    (16,615)    (10,008)
Cumulative effect of accounting change-beneficial conversion
  feature...................................................    (7,500)         --          --
                                                              --------    --------    --------
Net loss....................................................  $(51,252)   $(16,615)   $(10,008)
                                                              ========    ========    ========
Basic and diluted net loss per share:
    Loss before extraordinary item and cumulative effect of
     accounting change......................................  $  (2.36)   $  (5.47)   $  (4.74)
    Extraordinary loss on extinguishment of debt............     (0.48)         --          --
    Cumulative effect of accounting change-beneficial
     conversion feature.....................................     (0.49)         --          --
                                                              --------    --------    --------
    Net loss................................................  $  (3.33)   $  (5.47)   $  (4.74)
                                                              ========    ========    ========
Shares used in computing basic and diluted net loss per
  share.....................................................    15,381       3,036       2,111
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      CONVERTIBLE
                                    PREFERRED STOCK    COMMON STOCK     ADDITIONAL     UNEARNED                       OTHER
                                    ---------------   ---------------    PAID-IN     STOCK-BASED    ACCUMULATED   COMPREHENSIVE
                                    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION     DEFICIT        INCOME
                                    ------   ------   ------   ------   ----------   ------------   -----------   -------------
BALANCES, DECEMBER 31, 1997.......   5,070    $  5     3,188    $ 3      $ 11,805      $     --      $ (8,224)        $ --
 Net loss.........................      --      --        --     --            --            --       (10,008)          --
 Issuance of Series D convertible
   preferred stock................   2,089       2        --     --        10,653            --            --           --
 Exercise of stock options........      --      --       484     --           101            --            --           --
 Repurchase of unvested common
   stock..........................                      (200)    --           (13)           --            --           --
 Unearned stock-based
   compensation...................      --      --        --     --         3,336        (3,336)           --           --
 Amortization of stock-based
   compensation...................      --      --        --     --            --           992            --           --
 Issuance of common stock warrants
   in exchange for services.......      --      --        --     --            40            --            --           --
                                    ------    ----    ------    ---      --------      --------      --------         ----
BALANCES, DECEMBER 31, 1998.......   7,159    $  7     3,472    $ 3      $ 25,922        (2,344)     $(18,232)        $ --
 Net loss.........................                                                                    (16,615)          --
 Exercise of stock options........      --      --       423      1           260            --            --           --
 Exercise of common stock
   warrants.......................      --      --        23     --            --            --            --           --
 Repurchase of unvested common
   stock..........................      --      --      (359)    --          (122)           --            --           --
 Unearned stock-based
   compensation...................      --      --        --     --        12,976       (12,976)           --           --
 Amortization of unearned stock-
   based compensation.............      --      --        --     --            --         5,756            --           --
 Issuance of common stock in
   exchange for services..........      --      --        15     --           150            --            --           --
 Issuance of common stock warrants
   in exchange for services.......      --      --        --     --           403            --            --           --
 Issuance of common stock warrants
   in connection with long-term
   notes payable..................      --      --        --     --         7,500            --            --           --
 Beneficial conversion charge
   related to long-term notes
   payable........................      --      --        --     --         5,000            --            --           --
                                    ------    ----    ------    ---      --------      --------      --------         ----
BALANCES, DECEMBER 31, 1999.......   7,159    $  7     3,574    $ 4      $ 52,089        (9,564)     $(34,847)        $ --
 Net loss.........................                                                                    (51,252)
 Net unrealized gain on
   investments....................                                                                                     193
 Comprehensive loss...............
 Initial public offering, net of
   issuance costs of $7,064.......      --      --     5,175      5        75,436            --            --           --
 Exercise of stock options........      --      --       491     --           404            --            --           --
 Exercise of common stock
   warrants.......................                     1,335      2             3            --            --           --
 Repurchase of unvested
   common stock...................      --      --       (75)    --           (56)           --            --           --
 Unearned stock-based
   compensation, net of
   cancellations..................      --      --        --     --        (2,962)        2,962            --           --
 Amortization of unearned stock-
   compensation, net..............      --      --        --     --            --         4,140            --           --
 Stock issued under employee stock
   purchase plan..................      --      --       176     --           708            --            --           --
 Issuance of common stock.........      --      --        --
   In exchange for services.......      --      --         2     --            28            --            --           --
 Conversion of preferred stock to
   common stock...................  (7,159)     (7)    7,159      7            --            --            --           --
 Release of beneficial conversion
   feature on extinguishment of
   debt...........................      --      --        --               (5,000)           --            --           --
 Cumulative effect of accounting
   change -- beneficial conversion
   feature........................      --      --        --     --         7,500            --            --           --
                                    ------    ----    ------    ---      --------      --------      --------         ----
BALANCES, DECEMBER 31, 2000.......      --    $ --    17,837    $18      $128,150      $ (2,462)     $(86,099)        $193
                                    ======    ====    ======    ===      ========      ========      ========         ====


                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
                                    -------------
BALANCES, DECEMBER 31, 1997.......    $  3,589
 Net loss.........................     (10,008)
 Issuance of Series D convertible
   preferred stock................      10,655
 Exercise of stock options........         101
 Repurchase of unvested common
   stock..........................         (13)
 Unearned stock-based
   compensation...................          --
 Amortization of stock-based
   compensation...................         992
 Issuance of common stock warrants
   in exchange for services.......          40
                                      --------
BALANCES, DECEMBER 31, 1998.......    $  5,356
 Net loss.........................     (16,615)
 Exercise of stock options........         261
 Exercise of common stock
   warrants.......................          --
 Repurchase of unvested common
   stock..........................        (122)
 Unearned stock-based
   compensation...................          --
 Amortization of unearned stock-
   based compensation.............       5,756
 Issuance of common stock in
   exchange for services..........         150
 Issuance of common stock warrants
   in exchange for services.......         403
 Issuance of common stock warrants
   in connection with long-term
   notes payable..................       7,500
 Beneficial conversion charge
   related to long-term notes
   payable........................       5,000
                                      --------
BALANCES, DECEMBER 31, 1999.......    $  7,689
 Net loss.........................     (51,252)
 Net unrealized gain on
   investments....................         193
                                      --------
 Comprehensive loss...............     (51,059)
                                      --------
 Initial public offering, net of
   issuance costs of $7,064.......      75,441
 Exercise of stock options........         404
 Exercise of common stock
   warrants.......................           5
 Repurchase of unvested
   common stock...................         (56)
 Unearned stock-based
   compensation, net of
   cancellations..................          --
 Amortization of unearned stock-
   compensation, net..............       4,140
 Stock issued under employee stock
   purchase plan..................         708
 Issuance of common stock.........          --
   In exchange for services.......          28
 Conversion of preferred stock to
   common stock...................          --
 Release of beneficial conversion
   feature on extinguishment of
   debt...........................      (5,000)
 Cumulative effect of accounting
   change -- beneficial conversion
   feature........................       7,500
                                      --------
BALANCES, DECEMBER 31, 2000.......    $ 39,800
                                      ========

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(51,252)   $(16,615)   $(10,008)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,461       1,249         707
    Impairment of property and equipment....................     2,458          --          --
    Impairment of equity investment -- eSpoc Inc............     2,250          --          --
    Extraordinary loss on extinguishment of debt............     7,453          --          --
    Cumulative effect of accounting change-beneficial
     conversion feature.....................................     7,500          --          --
    Loss on equity method investment -- Rebop Media, Inc....       560          --          --
    Amortization of discount on long-term notes payable.....       478         975          --
    Issuance of common stock in exchange for services.......        28          --          --
    Issuance of warrants in exchange for services...........        --          --          40
    Amortization of deferred charges........................       361         195          --
    Amortization of stock-based compensation................     4,139       5,756         992
    Changes in operating assets and liabilities
      Accounts receivable...................................       671      (1,457)       (527)
      Deferred production cost..............................      (110)        226         (64)
      Prepaid expenses......................................       108        (268)        (15)
      Other assets..........................................      (362)       (282)        (20)
      Accounts payable and other liabilities................     3,809       1,962        (156)
      Deferred revenue......................................       341          81         291
                                                              --------    --------    --------
        Net cash used in operating activities...............   (20,107)     (8,178)     (8,760)
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of short-term investment....................   (35,744)         --          --
  Purchase of long-term investment..........................    (4,500)         --          --
  Acquisition of property and equipment.....................    (5,352)       (976)       (146)
                                                              --------    --------    --------
        Net cash used in investment activities..............   (45,596)       (976)       (146)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under bank line of credit........        --       4,000       3,300
  Repayment of borrowings under bank line of credit.........    (3,000)     (2,500)     (2,000)
  Fees incurred in connection with bank line of credit......        --         (75)         --
  Repayment of subordinated notes...........................   (20,000)         --          --
  Proceeds from issuance of convertible preferred stock.....        --          --      10,655
  Proceeds from issuance of long-term notes payable, net of
    issuance costs..........................................        --      18,652          --
  Proceeds from issuance of common stock, net of repurchases
    and offering costs......................................    76,504         139          87
  Proceeds from capital lease financing.....................       277         158          --
  Payment of principal on capital lease financing...........      (733)       (707)       (491)
                                                              --------    --------    --------
        Net cash provided by financing activities...........    53,048      19,667      11,551
                                                              ========    ========    ========
Net increase (decrease) in cash and cash equivalents........   (12,655)     10,513       2,645
Cash and cash equivalents, beginning of year................    17,174       6,661       4,016
                                                              --------    --------    --------
Cash and cash equivalents, end of year......................  $  4,519    $ 17,174    $  6,661
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $    574    $  1,004    $    260
  Non-cash transactions:
    Stock-based compensation, net of cancellations..........  $ (2,962)   $ 12,977    $  3,336

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. FORMATION AND BUSINESS

     Eloquent, Inc. ("Eloquent" or the "Company") was incorporated in Delaware in March 1995. Eloquent produces rich media solutions for business communications. These rich media solutions are used to communicate to target audiences through the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. These rich media presentations can be delivered via the Web, intranets, extranets and CD-ROMs.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

  Financial Instruments, Risks and Concentrations

     Financial instruments which potentially subject Eloquent to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable.

     Eloquent considers all highly liquid investments, purchased with an original or remaining maturity of three months or less, as of the date of purchase, to be cash equivalents and those with an original or remaining maturity, as of the date of purchase, of greater than three months to be short-term investments. At December 31, 2000 and 1999, substantially all of Eloquent's cash and cash equivalents were maintained by one major U.S. financial institution. These deposits may exceed the federally insured limits.

     Eloquent enters into certain equity investments for the promotion of business and strategic objectives. These non-marketable securities are accounted for using either the cost method or the equity method and are included in other assets. Eloquent periodically evaluates the carrying value of these investments when events and circumstances warrant such a review. When the carrying value of an investment is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

     The carrying amounts of Eloquent's financial instruments, including cash equivalents, accounts receivable, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to Eloquent for loans with similar terms, the carrying value of the bank line of credit approximates fair value.

     Eloquent supplies a variety of customers and generally does not require collateral against orders. Although Eloquent maintains an allowance for potential credit losses it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2000 and 1999, no customer accounted for greater than 10% of accounts receivable. For fiscal years 2000 and 1999, no customer accounted for greater than 10% of revenue. For fiscal year 1998, one customer accounted for approximately 13% of revenue.

     Eloquent operates in a single business segment that is characterized by rapid technological advances, changes in customer requirements and evolving industry standards. Any failure by Eloquent to anticipate or respond to changes in demand could have a material adverse effect on its business and operating results.

     Eloquent relies on a number of third-party suppliers for various services. While management believes Eloquent could obtain these services from other qualified suppliers on similar terms and conditions, a

                                 ELOQUENT, INC.

disruption in the supply of these services by the current suppliers could have an adverse impact on the business and operating results.

  Deferred Production Costs

     Costs that relate to uncompleted event production are included in the financial statements as deferred production costs. The deferred production costs at December 31, 2000 are expected to be entirely billed and collected in 2001.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Furniture and equipment.....................................  5 years
Computers and software......................................  3 years

     Leasehold improvements are amortized on a straight-line basis over their estimated useful life or their lease term, whichever is less. Assets acquired under capital lease are amortized over the shorter of the estimated useful economic life or the length of the lease. Repairs and maintenance costs are expensed as incurred.

     Eloquent evaluates the carrying value of equipment and leasehold improvements when events and circumstances warrant such a review. When the carrying value of equipment and leasehold improvements is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

  Revenue Recognition

     Eloquent adopted the provisions of Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supersedes Statement of Position 91-1, Software Revenue Recognition, and delineates the accounting for software products, products including software that is not incidental to the product and maintenance revenue. Under SOP 97-2, Eloquent recognizes content production revenue upon shipment of the master copy if evidence of an arrangement exists, the fee is fixed and determinable and collection of the resulting receivable is probable.

     For contracts with multiple obligations, (e.g., undelivered content production events, compact disc duplication, maintenance, desktop player and applications server software licenses, content hosting and other services) revenue from content production events are recognized when delivery has occurred, collection of the receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Eloquent recognizes revenue allocated to undelivered content production events when the criteria for content production revenue set forth above are met. Eloquent recognizes revenue for compact disc duplication upon shipment of the duplicated compact discs.

     Software licenses and maintenance revenue includes desktop player and applications server software licenses, software maintenance and content hosting fees. The revenue for desktop player and applications server software licenses is recognized upon shipment, or notification of shipment to the customer, dependent on the delivery medium. Eloquent recognizes revenue for maintenance and content hosting ratably over the period of the maintenance or content hosting contract.

                                 ELOQUENT, INC.

     Eloquent recognizes revenue for professional services, for which alterations to the features and functionality of the software are made, in accordance with Statement of Position 81-1, Contract Accounting. Professional services revenue is recognized as the services are performed when collectibility is probable.

     Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extended the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Eloquent has reviewed its revenue recognition policies and determined that it is in compliance with SAB 101.

  Advertising Expense

     Eloquent expenses advertising costs as they are incurred. Advertising expenses for fiscal years 2000, 1999 and 1998 were not significant.

  Research and Development Costs

     Research and development costs are expensed as incurred. To date, products have generally reached technological feasibility and have been released for sale at substantially the same time. Accordingly, no software development costs have been capitalized as of December 31, 2000.

  Stock-Based Compensation

     Eloquent accounts for stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, expense is based on the difference, if any, on the date of grant, between the fair value of common stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with SFAS No. 123 and valued using the Black-Scholes option pricing model.

  Income Taxes

     Eloquent accounts for income taxes using the liability method under which, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Net Loss Per Share

     Eloquent computes net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common stock equivalent shares outstanding during the period. Potential dilutive common shares are composed of common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and

                                 ELOQUENT, INC.

shares issuable upon the exercise of stock options and warrants and are included in the diluted net loss per share to the extent that they are dilutive.

  Comprehensive Loss

     Effective January 1, 1998 Eloquent adopted the provisions of SFAS No. 130, Reporting of Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their components in the financial statements and display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position.

  Recent Accounting Pronouncements

     In June 1998, the FASB Issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133. SFAS No. 137 defers the application of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; however, early application is encouraged. Eloquent has adopted SFAS No. 133 for the 2001 fiscal year which has not had a material affect on the financial statement presentation.

 3. RESTRUCTURING EXPENSE AND IMPAIRMENT OF PROPERTY AND EQUIPMENT

     In December 2000, Eloquent announced a plan to restructure operations that resulted in a one-time charge totaling $4,014,000. The restructuring is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth.

     Under the plan, Eloquent gave notice of termination in December 2000 to 80 employees and recorded approximately $1,425,000 related to salary and termination benefits and approximately $473,000 of stock-based compensation expense for the amortization of the stock-based compensation charge over the termination notice period related to stock options granted prior to Eloquent's initial public offering.

     Eloquent plans to reduce expenditures for office space and is actively negotiating lease terminations, where feasible, and pursuing sub-leases where lease termination is not feasible, for identified properties. The restructuring charge includes $1,761,000 for lease expense. This charge reflects payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. The restructuring charge includes $356,000 for the buy-out of capital leases related to impaired equipment and elimination of maintenance contracts for impaired software.

     Eloquent recorded a $2,458,000 impairment charge to write-off the carrying value of excess equipment and furniture, abandoned leasehold improvements and certain software and technology assets. The excess equipment and furniture and abandoned leasehold improvements are a result of the termination of over 80 employees and consultants and consolidation of the remaining employees in fewer leased facilities. Further, with its reduced employee base, Eloquent re-evaluated its investments in various productivity and market initiatives that relied on purchased software and technology and concluded that it could not support these investments. Accordingly, Eloquent is abandoning these initiatives. At December 31, 2000 Eloquent had made payments of $143,000 related to salary and termination benefits, $147,000 related to lease arrangements and had a remaining accrual balance of $3,173,000.

                                 ELOQUENT, INC.

 4. STRATEGIC INVESTMENTS

  eSpoc Inc.

     In March 2000, Eloquent and eSpoc Inc. ("eSpoc"), a provider of an electronic marketplace for the purchase and liquidation of medical equipment and supplies, entered into a strategic relationship. As part of this relationship, Eloquent purchased 461,538 shares of eSpoc Preferred Stock for $3,000,000. This investment is being accounted for using the cost method.

     During the fourth quarter, Eloquent performed an evaluation of the carrying value of this investment. Eloquent considered current financial market conditions for raising capital and reviewed the cash flows and operating results of the entity. Eloquent concluded that the unfavorable financial market conditions as they relate to entities engaged in electronic commerce are not temporary. Accordingly, the carrying value of the equity investment in eSpoc was determined to be impaired. A loss of $2,250,000 was recognized based on the amount by which the carrying value exceeded the fair value of Eloquent's proportionate share of the net assets of eSpoc.

  Rebop Media, Inc.

     In October 2000, Eloquent and Rebop Media, Inc. ("Rebop"), a new live video-based Web conferencing company, entered into a strategic relationship where-by Eloquent invested approximately $1,500,000 in Rebop. The investment was for Series A preferred stock and represented approximately 18% of Rebop's capital stock, on an as-if converted basis. Eloquent also holds the right, subject to Eloquent's stockholders' approval, to acquire Rebop if Rebop successfully installs its product in three customer sites. Rebop's Web conferencing solution will be designed to integrate with Eloquent's Enterprise Communications Server software. Cliff Reid, Eloquent's Chief Executive Officer, serves as President and Chief Executive Officer of Rebop. This investment is being accounted for using the equity method. However, because Eloquent bears substantially all of the economic risk of Rebop's operations, Eloquent has recorded 100% of Rebop's operating loss and has included that charge in research and development expense.

 5. SHORT-TERM INVESTMENTS

     Short-term investments are classified as available for sale and are recorded at fair value based on quoted market prices. Unrealized gains and losses are recorded as a component of stockholders' equity and included in other comprehensive income. Realized gains and losses are recorded based on the specific identification method. Eloquent's short-term investments at December 31, 2000 consisted of the following (in thousands):

                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST         GAINS         LOSSES       VALUE
                                                   ---------    ----------    ----------    -------
Asset-backed bonds...............................   $15,075        $ 92          $--        $15,167
Certificate of deposits..........................     2,988           2           --          2,990
Commercial paper.................................     1,464          --           --          1,464
Corporate bonds..................................    16,217          99           --         16,316
                                                    -------        ----          ---        -------
Short-term investments...........................   $35,744        $193          $--        $35,937
                                                    =======        ====          ===        =======

     The underlying maturities of short-term investments were: $19,767,000 within one year, $14,919,000 between one to five years and $1,250,000 million after five years. Approximately $988,000 is restricted under a letter of credit arrangement in satisfaction of a lease deposit.

                                 ELOQUENT, INC.

 5. BALANCE SHEET DETAILS

  Property and Equipment

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Computer equipment and software..........................  $ 5,423    $   287
Furniture and fixtures...................................      765        123
Computer equipment acquired under capital lease
  obligations............................................    2,340      3,086
Leasehold improvements under capital lease obligations...      567        546
                                                           -------    -------
                                                             9,095      4,042
Less reserve for impairment..............................   (2,458)        --
Less accumulated depreciation and amortization...........   (3,289)    (2,127)
                                                           -------    -------
                                                           $ 3,348    $ 1,915
                                                           =======    =======

     Accumulated amortization on equipment acquired under capital lease obligations was $2,335,000 and $1,572,000 as of December 31, 2000 and 1999, respectively. Eloquent acquired $678,000 of equipment under capital leases in 1998.

  Other Assets

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
Investment in eSpoc Inc....................................  $  750    $   --
Investment in Rebop Media, Inc.............................     986        --
Lease and other deposits...................................     814       245
Deferred charges -- debt issue costs.......................      14     1,783
Other assets...............................................      87       295
                                                             ------    ------
                                                             $2,651    $2,323
                                                             ======    ======

  Accounts Payable and Other Liabilities

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
Accounts payable...........................................  $1,736    $1,818
Accrued compensation and related expenses..................   1,426     1,051
Accrued restructuring expenses.............................   3,173        --
Accrued consulting and professional fees...................     460       369
Accrued liabilities........................................     931       679
                                                             ------    ------
                                                             $7,726    $3,917
                                                             ======    ======

 6. LINE OF CREDIT AND DEFERRED CHARGES

     In July 1999, Eloquent entered into a revolving line of credit agreement with a financial institution. The line of credit allows for borrowings up to the lesser of $6,000,000 or 85% of Eloquent's eligible receivables, as defined, plus 75% of the unbilled receivables, as defined, plus $3,000,000 at any time outstanding. The interest rate is the highest prime rate, as defined, plus 2% per annum for formula loans and 3.5% per annum for non-formula loans. The interest rate shall not exceed 9% per annum. At December 31, 2000, no borrowings were

                                 ELOQUENT, INC.

outstanding under the line of credit. At December 31, 1999, $3,000,000 of borrowings were outstanding under the line of credit.

     In connection with the revolving line of credit, Eloquent issued to the lender warrants to purchase 70,000 shares of common stock at $5.10 per share. The warrants expire July 2006. Eloquent valued the warrants using the Black-Scholes option pricing model at $403,000, and recorded the value of the warrants as debt issue costs in Other assets. The debt issue costs are being amortized over the life of the revolving credit facility of 18 months. The assumptions used in the Black-Scholes model were: dividend yield of 0%; volatility of 55%; risk-free interest rate of 5.94%; and the expected life of 7 years.

 7. CONVERTIBLE NOTES AND WARRANTS, DEFERRED CHARGES AND EFFECT OF ACCOUNTING CHANGE

     In October 1999, Eloquent sold convertible notes and detachable warrants to purchase 1,500,000 shares of common stock for aggregate gross consideration of $20,000,000. The notes provided that they were to mature on October 20, 2004 and bear interest at 12% per annum. The warrants have an exercise price of $0.01 per share and expire the earlier of 5 years after the repayment of the notes or October 20, 2006. In conjunction with the sale of the notes Eloquent incurred $1,500,000 in debt issue costs that were included in Other assets and being amortized over the life of the notes. In accordance with the terms of the notes, all amounts outstanding under the notes were repaid upon consummation of Eloquent's initial public offering on February 23, 2000.

     The gross consideration received from the notes was allocated between the notes and the warrants in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, as follows (in thousands):

Long-term notes payable....................................  $12,500
Warrants...................................................    7,500
                                                             -------
Gross consideration........................................  $20,000
                                                             =======

     The notes provided that after December 31, 2000, the investors, at their option, could convert the notes to Series E preferred stock at an initial conversion rate of $8 per share, subject to certain anti-dilutive provisions. This gave rise to a beneficial conversion feature of $5,000,000, based on the fair value of common stock at the date of the sale of the notes and detachable warrants. This beneficial conversion feature was recorded as a further discount on the sale of the notes. In November 2000, the Emerging Issues Task Force reached a consensus regarding accounting for securities involving beneficial conversion features. The consensus requires a cumulative adjustment for certain securities issued after May 1999. As outlined in EITF No. 00-27, the Task Force determined that the conversion price used to calculate the intrinsic value should be based on the proceeds allocated to the convertible instrument. The financial statement impact to Eloquent of this requirement is that the additional beneficial conversion feature calculated under the new regulations of $7,500,000 has been recorded in the fourth quarter 2000 statement of operations as the cumulative effect of accounting change -- beneficial conversion feature.

     The debt issuance costs and the discount resulting from the issuance of the warrants were being amortized to interest expense over the life of the notes. The original beneficial conversion feature of $5,000,000 was being amortized over the one-year period up to the earliest conversion date. Upon repayment of the notes in February 2000, the unamortized portion of the discount resulting from the issuance of the warrants and the original beneficial conversion feature and the debt issuance costs were recorded as an extraordinary loss on the extinguishment of debt.

                                 ELOQUENT, INC.

 8. CAPITAL LEASE OBLIGATIONS

     In August 1999, Eloquent entered into a lease line of credit agreement with a financial intermediary. The line of credit allowed for principal borrowings of up to $1,500,000 million through July 2000. The agreement replaced Eloquent's previous lease line of credit agreement. Leases bear interest at rates ranging from 9.95% to 10.54%, are collateralized by the underlying equipment and are payable over the equipment lease term.

     Future annual minimum lease payments due under the capital lease agreements at December 31, 2000 are as follows (in thousands):

2001........................................................  $  761
2002........................................................     240
                                                              ------
          Total minimum lease payments......................   1,001
Less interest...............................................     (62)
                                                              ------
Principal minimum lease payments............................     939
Less current portion........................................    (709)
                                                              ------
Long-term obligations under capital leases..................  $  230
                                                              ======

 9. COMMITMENTS AND CONTINGENCIES

  Operating Lease Obligations

     Eloquent leases certain office facilities under noncancelable operating lease arrangements expiring between 2001 and 2005. As of December 31, 2000, future minimum lease commitments under noncancelable operating leases are:
2001 -- $2,273,000; 2002 -- $1,513,000; 2003 -- $1,075,000; 2004 -- $1,111,000
and 2005 -- $582,000. Rental expense for the years ended December 31, 2000, 1999 and 1998 was $3,680,000, $1,188,000 and 1,127,000, respectively.

  Royalties

     Eloquent has entered into various technology licensing agreements that allow it to incorporate the licensed technology into its software products. Certain of the agreements require royalty payments ranging from 1.5% to 2.5% of revenue generated from products incorporating the licensed technology. The remaining agreement requires payment of fees ranging from $2,000 to $13,000, depending on the version of the technology that is incorporated in our product, per central processing unit.

  Litigation

     From time to time Eloquent is subject to legal proceedings and claims in the ordinary course of business. Eloquent is not currently aware of any legal proceedings or claims which it believes will have, individually or in the aggregate, a material adverse effect on its financial position, cash flows or results of operations.

10. STOCKHOLDERS' EQUITY

Initial Public Offering of Common Stock and Conversion of Preferred Stock

     In February 2000, Eloquent completed its initial public offering and issued 5,175,000 shares of its common stock at a price of $16.00 per share. Eloquent received approximately $75,441,000 in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of convertible preferred stock was automatically converted into one share of common stock. Accordingly, Eloquent's Certificate of Incorporation was amended to authorize 10,000,000 shares of undesignated Preferred Stock and 40,000,000 shares of Common Stock.

                                 ELOQUENT, INC.

  Convertible Preferred Stock

     Prior to Eloquent's initial public offering in 2000, the convertible preferred stock authorized by Eloquent's Articles of Incorporation could be issued in one or more series. The convertible preferred stock at December 31, 1999 comprised (in thousands):

                                                                NUMBER OF        COMMON
                                                 NUMBER OF       SHARES          SHARES
                                                   SHARES      ISSUED AND     RESERVED FOR    LIQUIDATION
                                                 AUTHORIZED    OUTSTANDING     CONVERSION        VALUE
                                                 ----------    -----------    ------------    -----------
Series A.......................................    1,250          1,250            1,250        $ 1,000
Series B.......................................    1,922          1,908            1,908          3,300
Series C.......................................    1,912          1,912            1,912          7,458
Series D.......................................    2,355          2,089            2,089         10,655
Series E.......................................    2,500             --            2,500             --
                                                   -----          -----        ---------        -------
                                                   9,939          7,159            9,659        $22,413
                                                   =====          =====        =========        =======

  Convertible Preferred Stock Warrants

     In May 1997, in conjunction with a short-term financing arrangement, Eloquent issued fully exercisable warrants to purchase 14,451 shares of Series B convertible preferred stock at a price of $1.73 per share which expire May 12, 2002. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 55%, risk-free interest rate of 6.57% and a term of 5 years. The fair value of these warrants was recorded as an expense in the year ended December 31, 1997. These warrants were exercised in the year ended December 31, 2000.

  Common Stock Warrants

     In 1999, in conjunction with the revolving line of credit, Eloquent provided the lender with warrants to purchase 70,000 shares of common stock at $5.10 per share. See Note 6 for further details.

     In 1999, warrants to purchase 1,500,000 shares were issued in conjunction with the convertible notes at an exercise price of $0.01 per share. See Note 7 for further details.

     In 1998, Eloquent issued fully exercisable warrants to purchase 22,115 shares of common stock for $3.90 per share in connection with a capital lease arrangement. The warrants expire March 2005. The fair market value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions; dividend yield of 0%; volatility of 55%, risk-free interest rate of 5.61% and a term of 7 years. The fair value was recorded as an expense in the year ended December 31, 1998.

     In 1997, Eloquent issued fully exercisable warrants to purchase 34,683 and 15,000 shares of common stock for $1.73 and $3.60 per share, respectively, in connection with capital lease arrangements. The warrants expire March 31, 2004. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 55%, risk-free interest rate of 6.66% and a term of 7 years. The fair value of these warrants was recorded as an expense in the year ended December 31, 1997.

     In 1996, Eloquent issued fully exercisable warrants to purchase 14,450 shares of common stock for $0.173 per share in connection with working capital obtained from a related party. In accordance with their terms, the warrants were exercised upon consummation of Eloquent's initial public offering in February 2000. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 55%, risk-free interest rate of 6.18% and a term of 5 years. The fair value of these warrants was recorded as an expense in the year ended December 31, 1996.

                                 ELOQUENT, INC.

     Common stock warrant activity is as follows:

                                                      WARRANTS OUTSTANDING
                                                  -----------------------------
                                                    SHARES      PRICE PER SHARE
                                                  ----------    ---------------
Balance, December 31, 1997......................     101,321    $1.73  - $3.90
  Granted.......................................      22,115             $3.90
                                                  ----------
Balance, December 31, 1998......................     123,436    $0.173 - $3.90
  Granted.......................................   1,570,000    $0.01  - $5.10
  Exercised.....................................     (22,500)            $0.01
                                                  ----------
Balance, December 31, 1999......................   1,670,936    $0.01  - $5.10
  Exercised.....................................  (1,321,125)   $0.01  - $1.73
  Cancelled.....................................      (3,557)   $0.01  - $1.73
                                                  ----------
Balance, December 31, 2000......................     346,254    $0.01  - $5.10
                                                  ==========

  Stockholders Rights Plan

     In October 2000, Eloquent's Board of Directors adopted a Stockholders Rights Plan ("Rights Plan") under which all stockholders of record as of November 8, 2000 received rights to purchase shares of a new series of preferred stock. The adoption of the Rights Plan was intended as a means to guard against abusive takeover tactics and was not in response to any particular proposal. The rights trade with Eloquent's common stock, unless and until they are separated upon the occurrence of certain future events. The rights are exercisable only if a person or group acquires 20% or more of Eloquent's common stock or announces a tender offer for 20% or more of the common stock. If a person acquires 20% or more of Eloquent's common stock, all rightsholders except the buyer will be entitled to acquire Eloquent's common stock at a discount. The rights distribution was not taxable to the stockholders. Eloquent's Board of Directors may terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 20% of Eloquent's common stock.

  Stock-Based Compensation

     In connection with certain stock option grants, Eloquent recorded unearned stock-based compensation totaling $13,350,000, which is being amortized utilizing the accelerated method prescribed in Financial Accounting Standards Board Interpretation No. 28 over the vesting periods of the related options which is generally four to five years. If options are cancelled prior to vesting, the stock-based compensation expense related to the unvested options that was calculated utilizing the accelerated method is reversed and expense is recognized on a straight-line basis. Amortization of stock-based compensation recognized during the years ended December 31, 2000, 1999 and 1998 totaled $4,140,000, $5,756,000 and $992,000, respectively, net of adjustments for cancellations. The amortization expense has been allocated across the relevant functional expense categories. Amounts reported in previous years have been reclassified to conform with the current year presentation. The reclassification has no impact on the previously reported net loss.

13. EMPLOYEE BENEFIT PLANS

  Common Stock Options

     In October 1999, the Board approved Eloquent's 1999 Equity Incentive Plan (the Plan) that provides for the grant of incentive stock options, nonstatutory stock options and other equity instruments. The Plan became effective upon consummation of Eloquent's initial public offering and shares available under existing incentive plans became authorized for issuance under the Plan. 6,004,500 shares of common stock have been authorized for issuance of stock options to employees, directors, or consultants. Under the terms of the Plan and its predecessor plans, incentive options may be granted to employees, and nonstatutory options may be granted to

                                 ELOQUENT, INC.

employees, directors and consultants, at prices no less than 100% and 85%, respectively, of the fair market value of Eloquent's common stock at the date of grant. The Plan will terminate in October 2009, unless terminated earlier by the Board of Directors.

     Options granted prior to November 1998 generally became exercisable immediately and vest at 20% upon completion of one year from the vesting commencement date and ratably 1/60 each month thereafter. Grants after November 1998 and prior to January 2000 generally became exercisable immediately and vest at 25% upon completion of one year from the vesting commencement date and ratably 1/48 each month thereafter. After January 2000 grants to new employees vest at 25% upon completion of one year from the vesting commencement date and ratably 1/48 each month thereafter and grants to existing employees vest ratably over 48 months. The options expire ten years from the date of grant, and Eloquent holds the right to repurchase unvested shares issued pursuant to their exercise at the original exercise price.

     In July 2000, the Board adopted the 2000 Non-Qualifed Stock Plan that provides for the grant of nonstatutory stock options and other equity instruments. 2,000,000 shares of common stock have been authorized for issuance of stock options to employees, directors, or consultants at prices no less than 85% of the fair market value of Eloquent's common stock at the date of grant. Grants to existing employees generally vest ratably over 48 months and expire ten years from the date of grant.

     Stock option activity under all option plans is summarized as follows:

                                                             OPTIONS OUTSTANDING
                                              -------------------------------------------------
                                                 SHARES                            WEIGHTED
                                              AVAILABLE FOR    SHARES UNDER    AVERAGE EXERCISE
                                                  GRANT           OPTION       PRICE PER SHARE
                                              -------------    ------------    ----------------
Balance, December 31, 1997..................      371,539        1,010,061          $0.23
  Additional shares reserved................    1,155,000               --
  Granted...................................   (1,061,934)       1,061,934          $0.59
  Exercised.................................           --         (483,766)         $0.21
  Cancelled.................................      269,517         (269,517)         $0.23
                                               ----------       ----------
Balance, December 31, 1998..................      734,122        1,318,712          $0.49
  Additional shares reserved................    3,160,000               --
  Granted...................................   (3,082,050)       3,082,050          $1.96
  Exercised.................................           --         (422,643)         $0.61
  Cancelled.................................      650,777         (650,777)         $0.68
                                               ----------       ----------
Balance, December 31, 1999..................    1,462,849        3,327,342          $1.80
  Additional shares reserved................    2,000,000               --
  Granted...................................   (3,033,724)       3,033,724          $6.46
  Exercised.................................           --         (490,689)         $0.82
  Cancelled.................................    1,202,417       (1,202,417)         $5.62
                                               ----------       ----------
Balance, December 31, 2000..................    1,631,542        4,667,960          $3.95
                                               ==========       ==========

                                 ELOQUENT, INC.

     The options outstanding and currently vested by exercise price at December 31, 2000 were as follows:

                     OPTIONS OUTSTANDING                               VESTED OPTIONS
-------------------------------------------------------------   ----------------------------
                                      WEIGHTED       WEIGHTED
                                      AVERAGE        AVERAGE                     WEIGHTED
RANGE OF EXERCISE     SHARES         REMAINING       EXERCISE     SHARES         AVERAGE
      PRICE         OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE   EXERCISE PRICE
-----------------   -----------   ----------------   --------   -----------   --------------
 $0.17 - $ 1.00..    1,577,348          8.04          $ 0.97      668,991         $ 0.96
 $2.00 - $ 5.06..    1,903,270          9.56          $ 2.75      212,318         $ 2.68
 $7.00 - $10.63..    1,019,542          9.11          $ 8.64      114,022         $ 8.30
1$4.88 - $37.63..      167,800          9.18          $17.26          699         $17.75
                     ---------                                    -------
0$.17 - $37.63...    4,667,960          8.94          $ 3.95      996,030         $ 4.36
                     =========                                    =======

  Fair Value Disclosures

     Eloquent calculated the fair value of each option grant and each stock purchase right on the date of grant or issuance using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                         STOCK OPTIONS             ESPP
                                                    -----------------------    ------------
                                                    YEAR ENDED DECEMBER 31,     YEAR ENDED
                                                    -----------------------    DECEMBER 31,
                                                    2000     1999     1998         2000
                                                    -----    -----    -----    ------------
Risk-free interest rate...........................  6.08%    5.68%    5.21%        6.23%
Expected life.....................................     5        5        5          0.4
Dividend yield....................................    --       --       --           --
Volatility........................................    70%       0%       0%         100%

     Eloquent's pro forma information follows (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss...........................................  $(51,252)   $(16,615)   $(10,008)
                                                     ========    ========    ========
Net loss -- FAS 123 Adjusted.......................  $(54,836)   $(17,043)   $(10,066)
                                                     ========    ========    ========
Net loss per share as reported -- Basic and
  Diluted..........................................  $  (3.33)   $  (5.47)   $  (4.74)
                                                     ========    ========    ========
Net loss per share FAS 123 Adjusted -- Basic
  and Diluted......................................  $  (3.57)   $  (5.61)   $  (4.76)
                                                     ========    ========    ========

     The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts. Additional rewards in future years are anticipated.

  Employee Stock Purchase Plan

     In October 1999, the Board approved the Employee Stock Purchase Plan ("ESPP") and reserved 700,000 shares of common stock. Under the plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lessor of the fair market value at the beginning of the offering period or the end of the offering period. In 2000, 176,044 shares were issued at an average price of $4.02 per share. For pro forma purposes, had compensation cost for the ESPP been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, Eloquent's net loss and net loss per share for 2000 would have been $55.2 million and $3.59, respectively.

                                 ELOQUENT, INC.

  401(k) Savings Plan

     Eloquent has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code, under which, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of Eloquent are eligible to participate in the Savings Plan. Eloquent is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

14. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Restructuring expense..................................  $  1,417    $     --
Impairment charges.....................................     1,883          --
Depreciation and amortization..........................        96         (58)
Other..................................................     1,557       1,244
Research and development credits.......................       437         303
Net operating losses...................................    36,825       9,860
                                                         --------    --------
Net deferred tax asset.................................    42,215      11,349
Less valuation allowance...............................   (42,215)    (11,349)
                                                         --------    --------
                                                         $     --    $     --
                                                         ========    ========

     Eloquent has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on an annual basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     Eloquent's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Statutory federal income tax rate...........................  (34)%   (34)%
Valuation allowance on deferred tax asset...................   34      34
                                                              ---     ---
Effective tax rate..........................................   --      --
                                                              ===     ===

     At December 31, 2000, Eloquent had federal and state net operating loss carryforwards of approximately $56,363,000 and $29,437,000, respectively, and a total of federal and state research and development tax credit carryforwards of $437,000. Eloquent's net operating loss carryforwards, as well as credit carryforwards, expire between the years 2005 and 2020, if not utilized.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If Eloquent should have an ownership change, as defined, utilization of the carryforwards would be restricted.

                                 ELOQUENT, INC.

15. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
NUMERATORS:
Loss before extraordinary item and cumulative effect of
  accounting change....................................  $(36,299)  $(16,615)  $(10,008)
Extraordinary loss on extinguishment of debt...........    (7,453)        --         --
                                                         --------   --------   --------
Loss before cumulative effect of accounting change.....   (43,752)   (16,615)   (10,008)
Cumulative effect of accounting change -- beneficial
  conversion feature...................................    (7,500)        --         --
                                                         --------   --------   --------
  Net loss.............................................  $(51,252)  $(16,615)  $(10,008)
                                                         ========   ========   ========
DENOMINATOR:
  Weighted average common stock outstanding............    15,406      3,494      3,431
  Weighted average unvested common stock subject to
     repurchase........................................       (25)      (458)    (1,320)
                                                         --------   --------   --------
Denominator for basic and diluted calculation..........    15,381      3,036      2,111
                                                         --------   --------   --------
Basic and diluted net loss per share:
Loss before extraordinary item and cumulative effect of
  accounting change....................................  $  (2.36)  $  (5.47)  $  (4.74)
Extraordinary loss on extinguishment of debt...........     (0.48)        --         --
Cumulative effect of accounting change -- beneficial
  conversion feature...................................     (0.49)        --         --
                                                         --------   --------   --------
Net loss...............................................  $  (3.33)  $  (5.47)  $  (4.74)
                                                         ========   ========   ========
                                                         --------   --------   --------
ANTIDILUTIVE SECURITIES:
  Convertible preferred stock..........................        --      7,159      7,159
  Options to purchase common stock.....................     4,667      3,327      1,319
  Warrants.............................................       346      1,685        138
                                                         --------   --------   --------
                                                            5,013     12,171      8,616
                                                         ========   ========   ========

16. RELATED PARTY TRANSACTIONS

     During 2000, Eloquent licensed its Eloquent Communications Server product and provided related services to eSpoc. Under the terms of the arrangement, Eloquent recognized revenue of $1,343,000. All amounts due to Eloquent under the agreement were collected at December 31, 2000.

17. SUBSEQUENT EVENT

     On March 26, 2001, Eloquent's board of directors approved submitting the acquisition of Rebop to a stockholder vote, pursuant to an Agreement and Plan of Merger and Reorganization, dated October 31, 2000. The acquisition is contingent upon Eloquent's stockholder approval which if obtained, will result in Eloquent acquiring all of the outstanding capital stock of Rebop. Rebop shall cease to exist as a separate entity and shall become a wholly owned subsidiary of Eloquent.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Eloquent, Inc:

     In our opinion financial statements listed in the index appearing under
Item 14(a)1 on page 29 present fairly, in all material respects, the financial position of Eloquent, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the accompanying financial statements, the Company changed its method of accounting for convertible securities with beneficial conversion features as of October 1, 2000.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 20, 2001 except for note 17
as to which the date is March 26, 2001

                                                                     SCHEDULE II

                                 ELOQUENT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT
                                            BEGINNING      ADDITIONS                     BALANCE AT END
                                             OF YEAR      (REDUCTIONS)    WRITE-OFFS         OF YEAR
                                            ----------    ------------    ----------    -----------------
                                                                   (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 2000............       334            286           (21)               599
  Year ended December 31, 1999............       105            270           (41)               334
  Year ended December 31, 1998............   $   115        $    10          $(20)           $   105
Valuation allowance for deferred tax
  assets:
  Year ended December 31, 2000............    11,349         30,866                           42,215
  Year ended December 31, 1999............     6,782          4,567            --             11,349
  Year ended December 31, 1998............     3,065          3,717            --              6,782

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 30th day of March 2001.

                                          ELOQUENT, INC.

                                          By:     /s/ CLIFFORD A. REID
                                            ------------------------------------
                                                      Clifford A. Reid
                                            Chief Executive Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clifford A. Reid and John Curson and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ CLIFFORD A. REID                    Chairman of the Board, Chief    March 30, 2001
-----------------------------------------------------  Executive Officer and Director
                  Clifford A. Reid                      (Principal Executive Officer)

                 /s/ R. JOHN CURSON                       Chief Financial Officer,      March 30, 2001
-----------------------------------------------------  Secretary, Treasurer and Office
                   R. John Curson                        of the President (Principal
                                                          Financial and Accounting
                                                                  Officer)

                                                                  Director
-----------------------------------------------------
                  Michael E. Herman

                 /s/ SARAH M. NOLAN                               Director              March 30, 2001
-----------------------------------------------------
                    Sara M. Nolan

               /s/ ANTHONY P. BRENNER                             Director              March 30, 2001
-----------------------------------------------------
                 Anthony P. Brenner

                /s/ TERRY L. OPDENDYK                             Director              March 30, 2001
-----------------------------------------------------
                  Terry L. Opdendyk

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.03*    Amended and Restated Certificate of Incorporation, as
          currently in effect.
 3.04*    Amended and Restated Bylaws, as currently in effect.
 4.01*    Form of Specimen Stock Certificate.
 4.02*    Fourth Amended and Restated Investors' Rights Agreement,
          dated October 20, 1999, among Eloquent and certain investors named therein.
 4.03*    Securities Purchase Agreement, dated October 20, 1999, by
          and among Eloquent and certain investors named therein.
10.01*    Form of Indemnity Agreement entered into by Eloquent with
          each of its directors and executive officers.
10.02*    Equity Incentive Plan.
10.03*    Form of Stock Option Agreement under the Equity Incentive
          Plan.
10.04*    1997 Equity Incentive Plan.
10.05*    Form of Stock Option Agreement under the 1997 Equity
          Incentive Plan.
10.06*    1999 Equity Incentive Plan.
10.07*    Form of Stock Option Agreement under the 1999 Equity
          Incentive Plan.
10.08*    Form of Nonstatutory Stock Option Agreement for Non-Employee
          Director Grants under the 1999 Equity Incentive Plan.
10.09*    1999 Employee Stock Purchase Plan.
10.10*    Form of 1999 Employee Stock Purchase Plan Offering.
10.11*    Employment Agreement, dated December 23, 1998, between
          Eloquent and Abraham Kleinfeld.
10.12*    Office Lease, dated November 19, 1996, between Eloquent and
          California Casualty Indemnity Exchange, as amended.
10.13*    OEM Agreement, dated May 30, 1997, between Eloquent and
          Verity, Inc.
10.14*    Software License Agreement, dated June 30, 1997, between
          Eloquent and Voxware, Inc.
10.15*    Co-location Service Agreement, dated March 30, 1998, between
          Eloquent and Concentric Network Corporation.
10.16*    Sublease Agreement, dated June 1, 1999, between Eloquent and
          California Casualty Indemnity Exchange.
10.17*    ISV Software License Agreement, dated August 1, 1999,
          between Eloquent and WebXpress, Inc.
10.18*    Assignment of Sublease, dated November 24, 1999, between
          Eloquent and California Casualty.
10.19**   2000 Non-Qualified Stock Plan.
10.20***  Agreement and Plan of Merger and Reorganization, dated
          October 31, 2000 among Eloquent, Inc., Rebop Acquisition
          Corp., Rebop Media, Inc., and Certain Shareholders of Rebop
          Media, Inc.
10.21     Employment Agreement, dated as of December 1, 2000, between
          Eloquent and John Curson.
10.22     Confidential Severance Agreement, dated November 1, 2000,
          between Eloquent and Abraham Kleinfeld.
23.01     Consent of PricewaterhouseCoopers LLP.
24.01     Power of Attorney. Reference is made to the signature page.

---------------
  * Incorporated by reference to the same numbered exhibit previously filed with the Company's Regulation Statement on Form S-1 (SEC File No. 333-89537).

 ** Incorporated by reference to exhibit 99.1 previously filed with the Company's Registration Statement on Form S-8 (SEC File No. 333-34182).

*** Incorporated by reference to exhibit 99.2 previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.