Form 10-K/A
period 2000-12-31
ELOQUENT INC
filed 2001-04-30
CIK 1003265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      EXPLANATORY NOTE TO AMENDMENT NO. 1

     Amendment No. 1 amends Item 10 and adds Items 11, 12 and 13 of Part III of this Form 10-K. Except as otherwise stated herein, all information contained in this Report on Form 10-K was current as of the date of filing of the original Report on March 30, 2001 and has not been updated by Amendment No. 1.

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

     Expand and Enhance Customer Solutions. Our goal is to provide our customers with the most comprehensive portfolio of rich media business-to-business communications products and services. We intend to increase revenue by continually broadening the functionality of our rich media solutions platform and adding value-added services to our offerings, through both in-house development efforts and strategic acquisitions. For example, through our applications server and content hosting software, we are now assisting customers in building Web "portals" using Eloquent rich media events. We intend to add live broadcast capabilities, which will allow instant, simultaneous and interactive delivery of business-to-business communi-cations, to our platform. We plan for these broadcasts to be viewed by users live from their computers. These products will then be available on demand for later viewing in our synchronized, navigable, searchable format. To accomplish this, we entered into a strategic relationship where-by we invested approximately $1,500,000 in Rebop Media, Inc. ("Rebop"), a new live video-based Web conferencing company. Rebop's Web conferencing solution will be designed to integrate with our Enterprise Communications Server product. Additionally, we hold the right, subject to our stockholders' approval, to acquire the outstanding common stock of Rebop if Rebop successfully installs its product in three customer Web sites. Cliff Reid, our Chief Executive Officer, serves as President and Chief Executive Officer of Rebop. In addition, we plan to explore business-to-customer communications applications.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors:

     Our directors and their ages as of April 26, 2001 are as follows:

            NAME                 AGE                             POSITION
            ----                 ---                             --------
Clifford A. Reid.............    42     Chairman of the Board, Chief Executive Officer and Director
Michael E. Herman............    53     Director
Anthony P. Brenner(1)........    43     Director
Terry L. Opdendyk(1)(2)......    53     Director
Sarah M. Nolan(2)............    50     Director

---------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

     Clifford A. Reid, Ph.D. co-founded Eloquent in March 1995 and has served as Eloquent's Chairman of the Board since its inception. In July 2000, Dr. Reid co-founded Rebop Media, Inc., where he is Chief Executive Officer and President. Since November 2000, Dr. Reid has also served as Eloquent's Chief Executive Officer. From March 1995 to January 1999, Dr. Reid served as Chief Executive Officer and President of Eloquent. In April 1988, Dr. Reid co-founded Verity, Inc., a search software products company, where he was Vice President of Engineering from 1988 to 1992 and Executive Vice President from 1992 to 1993. Dr. Reid holds an S.B. in physics from the Massachusetts Institute of Technology, an M.B.A. from Harvard University and a Ph.D. in engineering-economic systems from Stanford University.

     Michael E. Herman has served as a director of Eloquent since November 1999. From 1993 to 2000, Mr. Herman served as President of the Kansas City Royals, a major league baseball team. From 1985 to 1990, Mr. Herman served as the President and Chief Operating Officer of the Ewing Marion Kauffman Foundation, a private foundation. From 1974 to 1990, Mr. Herman served as Executive Vice President and Chief Financial Officer of Marion Laboratories, a pharmaceutical company. Mr. Herman serves on the board of directors of the Kauffman Center for Entrepreneurial Leadership, the Janus Capital Corporation and the Cerner Corporation, and is a trustee of the University of Chicago Graduate School of Business and the Rensselaer Polytechnic Institute. Mr. Herman holds a B.S. in Metallurgical Engineering from Rensselaer Polytechnic Institute and an M.B.A. from the University of Chicago.

     Anthony P. Brenner has served as a director of Eloquent since July 1998. Since January 1998, Mr. Brenner has been a managing director and partner of Crosslink Capital, Inc., a venture capital firm that was formerly the Omega Ventures arm of Robertson, Stephens & Company. From September to December 1997, he was an independent consultant to Omega Ventures. Since January 1989, Mr. Brenner has served as President of Cedar Point Partners, L.P., a private equity investment partnership. From May 1994 to September 1996, Mr. Brenner was Senior Managing Director of Advanta Partners, a venture capital firm affiliated with Advanta Corporation, a financial services company. Mr. Brenner presently serves as a member of the board of directors of Mainspring Communications Inc. and from May 1992 to August 1996 served as a member of the board of directors of Advanta Corporation. Mr. Brenner holds a B.A. in economics from Yale University and an M.B.A. from Stanford University.

     Terry L. Opdendyk has served as a director of Eloquent since October 1995. Mr. Opdendyk has been a partner of ONSET Ventures since 1984. He currently serves as Chairman of ONSET Venture Services Corporation; General Partner of OEA Management, L.P., the General Partner of ONSET Enterprise Associates, L.P.; General Partner of OEA II Management, L.P., the General Partner of ONSET Enterprise Associates II, L.P.; Managing Director of OEA III Management, LLC, the General Partner of ONSET Enterprise Associates III, L.P.; and Managing Director of ONSET IV Management LLC, the General Partner of ONSET IV, L.P. Mr. Opdendyk holds a B.S. in computer science from Michigan State University and an M.S. in computer science from Stanford University.

     Sarah M. Nolan has served as a director of Eloquent since March 2001. From September 1999 to February 2001, Ms. Nolan served as the President and Chief Executive Officer of move.com, an Internet company focused on assisting individuals in buying or renting a new residence. In 1999, Ms. Nolan served as Executive-in-Residence at Onset Ventures, a venture capital firm. In 1998, Ms. Nolan served as Chairman of the Board and Chief Executive Officer of Narrowline, an Internet advertising exchange and research company. In 1997, Ms. Nolan served as President and Chief Executive Officer of OptionsLink, LLC, a web and IVR based company that managed employee stock options. From 1992 to 1997, Ms. Nolan served as President of Nolan Consulting Group, a business consulting company. Ms. Nolan holds a B.A. in psychology and anthropology from Rhodes College, Memphis, Tennessee, and an M.B.A. from New York University.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     We have not provided cash compensation to non-employee directors for their services as directors or members of committees of the Board. The members of the Board are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

     Each non-employee director of the Company also receives stock option grants under the 1999 Equity Incentive Plan (the "1999 Incentive Plan"). Options granted to non-employee directors under the 1999 Incentive Plan are intended by the Company not to qualify as incentive stock options under the Code.

     Option grants to non-employee directors under the 1999 Incentive Plan are non-discretionary. On February 17, 2000, each non-employee director that had not previously received Eloquent stock options automatically received an option to purchase 25,000 shares of common stock at an exercise price of $16.00 per share. The fair market value of such Common Stock on the date of grants was $16.00 per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). Any new individual who becomes a non-employee director will automatically receive this initial grant upon being elected to the Board. Each year, on the day after the Company's annual stockholders' meeting, commencing in 2001, any person who is then a non-employee director will automatically be granted an additional option to purchase 5,000 shares of common stock. The Company is currently proposing to amend the 1999 Incentive Plan. If approved by the stockholders, the initial grant to new non-employee directors will be an option to purchase 50,000 shares of common stock, the annual grant to all non-employee directors will be an option to purchase 10,000 shares of common stock and each non-employee director will receive a one-time grant of an option to purchase 50,000 shares of common stock in lieu of the annual grant. If any non-employee director did not serve in that capacity for the entire period since the preceding annual stockholders' meeting, then the number of shares subject to the annual grant shall be reduced, pro rata, for each full quarter the person did not serve as a non-employee director since the preceding annual stockholders' meeting. Initial grants vest over a three-year period, and annual grants vest one year from the date of grant. All automatic director grants become immediately exercisable upon grant. As of February 15, 2001, no non-employee options granted under the 1999 Incentive Plan had been exercised.

     Before the adoption of the 1999 Equity Incentive Plan, the Company granted options to acquire 25,000 shares of common stock at an exercise price of $5.00 per share to Mr. Thompson in October 1999 and to Mr. Herman in November 1999. The fair market value of such Common Stock on the date of grants was $5.00 per share (based on the good faith determination of the Board). These options vest over three years. By virtue of their receipt of these options, Messrs. Thompson and Herman did not receive the initial option discussed above to acquire 25,000 shares of common stock that the other non-employee directors received February 17, 2000 pursuant to the 1999 Incentive Plan.

COMPENSATION OF EXECUTIVE OFFICERS

                            SUMMARY OF COMPENSATION

     The following table shows for the fiscal years ended December 31, 1999 and 2000, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at the end of the fiscal year and four former executive officers who departed from the Company during fiscal year 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                  ANNUAL COMPENSATION          COMPENSATION
                                            --------------------------------   ------------
                                                                   OTHER        SECURITIES
                                                                   ANNUAL       UNDERLYING     ALL OTHER
                                            SALARY     BONUS    COMPENSATION     OPTIONS      COMPENSATION
  NAME AND PRINCIPAL POSITION     YEAR(1)     ($)       ($)         ($)            (#)            ($)
  ---------------------------     -------   -------   -------   ------------   ------------   ------------
Clifford A. Reid Ph.D. .........   2000      98,538    50,840        --                --
  Chairman of the Board and        1999     140,000    45,720        --           125,000            --
  Chief Executive Officer
David Glazer....................   2000     142,212   145,215        --           100,000           131(2)
  Chief Technical Officer and      1999     145,000    22,860        --           100,000            --
  Office of the President
R. John Curson..................   2000     166,731    35,467        --           152,500           153(2)
  Chief Financial Officer,         1999      98,622     7,814        --           210,000            --
  Secretary, Treasurer and
  Office of the President
Gary Laney......................   2000     160,000   122,805        --           166,931           108(2)
  Vice President, Sales and        1999      14,308        --        --            37,069            --
  Office of the President
Abraham Kleinfeld...............   2000     179,442    96,500        --           200,000        31,584(3)
  Former President and Chief       1999     206,042    71,800        --         1,225,000            --
  Executive Officer
Alan Atlas......................   2000     149,038    43,665        --           193,000            --
  Former Vice President,           1999     123,069    13,951        --           110,000            --
  Engineering and Office of the
  President
Jane Beule......................   2000     107,825    54,445        --            44,800        50,068(4)
  Former Vice President,           1999     122,211    28,900        --           179,200            --
  Marketing
Marc A. Schnabolk...............   2000     132,235   105,125        --            43,750        50,113(5)
  Former Vice President, Sales     1999      73,365    26,250        --           175,000            --

---------------
(1) As permitted by the rules promulgated by the SEC, no amounts are shown for 1998.

(2) Reflects long term life insurance premiums paid by Eloquent.

(3) As of November 1, 2000, Mr. Kleinfeld terminated his employment with Eloquent as President and Chief Executive Officer. Mr. Kleinfeld was paid $31,423 in severance of his employment. Includes a $161 long term life insurance premium paid by Eloquent.

(4) As of September 2, 2000, Ms. Beule terminated her employment with Eloquent as Vice President, Marketing. Ms Beule was paid $50,000 in severance of her employment. Includes a $68 long term life insurance premium paid by Eloquent.

(5) As of November 1, 2000, Mr. Schnabolk terminated his employment with Eloquent as Vice President, Sales. Mr. Schnabolk was paid $50,000 in severance of his employment. Includes a $113 long term life insurance premium paid by Eloquent.

                       STOCK OPTION GRANTS AND EXERCISES

     The Company grants options to its named executive officers under its 1999 Equity Incentive Plan. As of December 31, 2000, options to purchase a total of 3,481,551 shares were outstanding under the Incentive Plan and options to purchase 2,522,949 shares remained available for grant thereunder. Options generally vest over a four year period, twenty-five percent (25%) after one year and 2.083% per month thereafter.

     The following tables show for the fiscal year ended December 31, 2000, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                                   INDIVIDUAL GRANTS                                      VALUE AT ASSUMED
                               --------------------------                                  ANNUAL RATES OF
                                NUMBER OF     % OF TOTAL                                     STOCK PRICE
                               SECURITIES      OPTIONS                                    APPRECIATION FOR
                               UNDERLYING     GRANTED TO      EXERCISE                       OPTION TERM
                                 OPTIONS     EMPLOYEES IN     OR BASE      EXPIRATION   ---------------------
            NAME               GRANTED(#)    FISCAL YEAR    PRICE($/SH)       DATE        5%($)      10%($)
            ----               -----------   ------------   ------------   ----------   ---------   ---------
Dr. Reid.....................         --          --              --              --           --          --
Mr. Glazer...................    100,000         3.4            2.75        10/30/10      172,946     438,279
Mr. Curson...................     52,500         1.8            9.00        01/18/10      297,152     753,043
                                 100,000         3.4            2.75        10/30/10      172,946     438,279
Mr. Laney....................      4,000         0.1            2.78        09/26/10        6,996      17,730
                                  33,069         1.1            2.69        10/08/10       55,892     141,641
                                  66,931         2.3            2.88        10/16/10      121,016     306,678
                                 100,000         3.4            2.75        10/30/10      172,946     438,279
Mr. Kleinfeld................    200,000         6.8            9.00        01/18/10    1,132,010   2,868,736
Mr. Atlas....................    100,000         3.4            2.75        10/31/10      172,946     438,279
                                  65,500         2.3            2.88        10/17/10      118,428     300,122
                                  27,500         1.0            9.00         1/19/10      155,652     394,452
Ms. Beule....................     44,800         1.5            9.00        01/18/10      253,570     642,597
Mr. Schnabolk................     43,750         1.5            9.00        01/18/10      247,627     627,536

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION

                                                                     NUMBER OF
                                                                    SECURITIES          VALUE OF
                                                                    UNDERLYING         UNEXERCISED
                                                                    UNEXERCISED       IN-THE-MONEY
                                                                    OPTIONS AT         OPTIONS AT
                                                                     FY-END(#)          FY-END($)
                                SHARES ACQUIRED       VALUE        EXERCISABLE/       EXERCISABLE/
             NAME               ON EXERCISE(#)     REALIZED($)     UNEXERCISABLE      UNEXERCISABLE
             ----               ---------------    -----------    ---------------    ---------------
Dr. Reid......................           --               --        36,458/88,542          0/0
Mr. Glazer....................           --               --        37,500/62,500          0/0
                                         --               --        12,500/87,500          0/0
Mr. Curson....................           --               --       78,750/131,250     63,984/106,641
                                         --               --       10,730/141,770          0/0
Mr. Laney.....................           --               --       18,961/220,039          0/0
Mr. Kleinfeld.................      100,000          125,000      455,833/604,167    370,364/490,886
                                         --               --        18,958/46,042          0/0
                                         --               --            0/200,000          0/0
Alan Atlas....................        5,000           15,367        43,125/61,875      35,039/50,274
                                         --               --         5,156/22,344          0/0
                                         --               --         4,167/95,833          0/0
                                         --               --         2,729/62,771          0/0
Ms. Beule.....................           --               --                   --          --
Mr. Schnabolk.................       58,333           59,470                   --          --

             EMPLOYMENT SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

     In November 2000, the Company entered into an employment agreement with John Curson. Under the terms of this agreement, in the event Mr. Curson is terminated without "cause", he is entitled to receive from continued payment of his base salary for a period of six months and continued vesting of any outstanding stock options during such period. In addition, in the event of a change of control of Eloquent, one-half of his then-unvested shares subject to options will immediately vest.

     In December 1998, the Company entered into an employment agreement with Abraham Kleinfeld, which set forth the terms of Mr. Kleinfeld's compensation and option grants. The agreement also set forth that if he was terminated without "cause", he would be entitled to receive continued payment of his base salary for a period of six months and continued vesting of outstanding stock options during such period. Finally, the agreement provided that, in the event of a change of control of the Company, one-half of his then-unvested shares subject to options would immediately vest. On November 1, 2000, Mr. Kleinfeld resigned from the offices of President and Chief Executive Officer of the Company and entered into a Confidential Severance Agreement which restated the terms of his December 1998 agreement and provided for severance payments and for continued vesting of his stock options.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee was at any time since the formation of Eloquent one of our officers or employees. None of our executive officers serves as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 15, 2001 by: (i) each director;
(ii) each of the executive officers named in the Summary Compensation Table;
(iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its Common

Stock. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Eloquent, Inc., 2000 Alameda de las Pulgas, Suite 100, San Mateo, California 94403.

                                                              BENEFICIAL OWNERSHIP(1)
                                                              -----------------------
                                                              NUMBER OF    PERCENT OF
                      BENEFICIAL OWNER                         SHARES        TOTAL
                      ----------------                        ---------    ----------
Entities associated with ONSET Ventures(1)..................  2,097,507       11.8%
  2490 Sand Hill Road
  Menlo Park, CA 94025
Entities associated with Foundation Capital(2)..............  1,679,096        9.4
  70 Willow Road, Suite 200
  Menlo Park, CA 94025
Clifford A. Reid, Ph.D.(3)..................................  1,709,000        9.5
Entities associated with Crosslink Capital, Inc.(4).........  1,753,601        9.8
  555 California Street
  Suite 2350
  San Francisco, CA 94104
David Glazer(5).............................................    800,600        4.4
Anthony P. Brenner(6).......................................  1,778,601       10.0
  c/o Crosslink Capital, Inc.
  555 California Street
  Suite 2350
  San Francisco, CA 94104
Michael E. Herman(7)........................................    139,120          *
Sarah M. Nolan..............................................        870          *
Terry L. Opdendyk(8)........................................  2,199,497       12.3
  c/o ONSET Ventures
  2490 Sand Hill Road
  Menlo Park, CA 94025
R. John Curson(9)...........................................    362,500        2.0
Gary Laney(10)..............................................    239,000        1.3
Abraham Kleinfeld(11).......................................    676,875        3.7
Alan Atlas(12)..............................................    298,000        1.6
Jane Beule(13)..............................................     78,400          *
Marc A. Schnabolk(14).......................................     30,000          *
All executive officers and directors as a group (13
  persons)(15)..............................................  8,314,344       42.2

---------------
  *  Less than one percent.

 (1) Includes 1,668,103 shares held by ONSET Enterprise Associates II, L.P. and 429,404 shares, held by ONSET Enterprise Associates III, L.P. (collectively, the "ONSET Funds"). Mr. Opdendyk, a director of Eloquent, is a general partner of each of the ONSET Funds. Mr. Opdendyk disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

 (2) Includes 1,537,522 shares held by held by Foundation Capital, L.P. and 141,574 shares held by Foundation Capital Entrepreneurs Fund, LLC (collectively, the "Foundation Funds").

 (3) Includes 125,000 shares underlying currently exercisable stock options granted to Mr. Reid under our 1997 Equity Incentive Plan. If these options were exercised in full within sixty (60) days of February 15, 2001, 78,125 of these shares would be subject to a repurchase right in favor of Eloquent. Darlene K. Mann, Mr. Reid's domestic partner, is a general partner of each of the ONSET Funds. Mr. Reid disclaims beneficial ownership of any of the shares held by the ONSET Funds.

 (4) Includes 349,982 shares held by Crosslink Crossover Fund II, L.P., 40,998 shares held by Crosslink Crossover Fund III, L.P., 67,232 shares owned by Omega Bayview, L.L.C., 490,375 shares held by Crosslink Omega Ventures III, L.L.C., 764,414 shares held by Crosslink Offshore Omega Ventures III, A Cayman Islands Trust, 9,000 shares held by Crosslink Offshore Crossover Fund III, 30,000 shares held by Delta Growth Fund and 1,600 shares held by Crosslink Capital Partners, L.P. (collectively, the

     "Crosslink Funds"). Mr. Brenner, a director of Eloquent, is a member of Omega Bayview, L.L.C. and Crosslink Omega Ventures III, L.L.C. and is a member of the general partner of each of the other Crosslink Funds. Mr. Brenner disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

 (5) Includes 100,000 shares underlying currently exercisable stock options granted to Mr. Glazer under our 1997 Equity Incentive Plan and 100,000 shares underlying currently exercisable stock options granted to Mr. Glazer under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of February 15, 2001, 150,000 would be subject to a repurchase right in favor of Eloquent.

 (6) Includes 349,982 shares held by Crosslink Crossover Fund II, L.P., 40,998 shares held by Crosslink Crossover Fund III, L.P., 67,232 shares owned by Omega Bayview, L.L.C., 490,375 shares held by Crosslink Omega Ventures III, L.L.C., 764,414 shares held by Crosslink Offshore Omega Ventures III, A Cayman Islands Trust, 9,000 shares held by Crosslink Offshore Crossover Fund III, , 30,000 shares held by Delta Growth Fund and 1,600 shares held by Crosslink Capital Partners, L.P. (collectively, the "Crosslink Funds"). Mr. Brenner, a director of Eloquent, is a member of Omega Bayview, L.L.C. and Crosslink Omega Ventures III, L.L.C. and is a member of the general partner of each of the other Crosslink Funds. Mr. Brenner disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Includes 25,000 shares underlying currently exercisable stock options granted to Mr. Brenner under our 1999 Equity Incentive Plan and held by him in his individual capacity. If these options were exercised in full within sixty (60) days of February 15, 2001, 16,666 of these shares would be subject to a repurchase right in favor of Eloquent.

 (7) Includes 42,870 shares held by the Michael E. Herman Revocable Trust of which Mr. Herman serves as trustee. Includes 29,100 shares held by Vail Fishing Partners of which Mr. Herman is a general partner. Includes 1,750 shares held by Mr. Herman's wife, Karen Herman. Includes 40,400 shares held by the Herman Family Trading Company, L.P. Mr. Herman serves as the sole trustee of the sole general partner of Herman Family Trading Company. Includes 25,000 shares underlying currently exercisable stock options granted to Mr. Herman under our 1997 Equity Incentive Plan and transferred by Mr. Herman to the Herman Family Trading Company, L.P.. If these options were exercised in full within sixty (60) days of February 15, 2001, 16,666 of these shares would be subject to a repurchase right in favor of Eloquent.

 (8) Includes 1,668,103 shares held by ONSET Enterprise Associates II, L.P. and 429,404 shares, held by ONSET Enterprise Associates III, L.P. (collectively, the "ONSET Funds"). Mr. Opdendyk, a director of Eloquent, is a general partner of each of the ONSET Funds. Mr. Opdendyk disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Includes 76,990 outstanding shares and 25,000 shares underlying currently exercisable stock options granted to Mr. Opdendyk under our 1999 Equity Incentive Plan and held by him in his individual capacity. If these options were exercised in full within sixty
     (60) days of February 15, 2001, 16,666 of these shares would be subject to a repurchase right in favor of Eloquent.

 (9) Includes 262,500 shares underlying currently exercisable stock options granted to Mr. Curson under our 1997 Equity Incentive Plan and 100,000 shares underlying currently exercisable stock options granted to Mr. Curson under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of February 15, 2001, 242,812 shares would be subject to a repurchase right in favor of Eloquent.

(10) Includes 35,000 shares underlying currently exercisable stock options granted to Mr. Laney under our 1997 Equity Incentive Plan, 37,069 shares underlying currently exercisable stock options granted to Mr. Laney under our 1999 Equity Incentive Plan, 166,931 shares underlying currently exercisable stock options granted to Mr. Laney under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of February 15, 2001, 200,124 would be subject to a repurchase right in favor of Eloquent.

(11) Includes 576,875 shares underlying currently exercisable stock options granted to Mr. Kleinfeld under our 1997 Equity Incentive Plan. Pursuant to the terms of Confidential Severance Agreement effective

     February 15, 2001, Mr. Kleinfeld must exercise these options within three
     (3) months from the earlier of (a) the date he accepts employment with any person or entity or (b) May 1, 2001.

(12) Includes 137,500 shares underlying currently exercisable stock options granted to Mr. Atlas under our 1997 Equity Incentive Plan and 165,500 shares underlying currently exercisable stock options granted to Mr. Atlas under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of February 15, 2001, 217,572 would be subject to a repurchase right in favor of Eloquent. As of March 23, 2001, Mr. Atlas terminated his employment with Eloquent as Vice President, Engineering and Office of the President, and, as of such date, Mr. Atlas was vested in 91,739 of his options. If not exercised within 3 months of March 23, 2001, all of Mr. Atlas's outstanding stock options will terminate.

(13) As of September 8, 2000, Ms. Beule terminated her employment with Eloquent as Vice President, Marketing. On her termination, Eloquent repurchased 21,600 shares of Common Stock Ms. Beule had purchased through early exercise of her stock options. All of Ms. Beuele's outstanding stock options have now terminated.

(14) As of November 1, 2000, Mr. Schnabolk terminated his employment with Eloquent as Vice President of Sales. All of Mr. Schnabolk's outstanding stock options have terminated.

(15) Includes 1,876,375 shares underlying currently exercisable stock options granted to 13 of our executive officers and directors under our 1997 Equity Incentive Plan, 1999 Equity Incentive Plan, and/or 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of February 15, 2001, 938,631 shares would be subject to a repurchase right in favor of Eloquent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 31, 2000, Eloquent purchased 1,500,000 shares of Rebop Series A Preferred Stock at a purchase price of $1.00 per share and consideration consisting of all right, title and interest in and to certain intellectual property defined in the relevant Series A Preferred Stock Purchase Agreement dated as of the above closing date. Dr. Reid, an officer, director, and 5% stockholder of Eloquent, is also an officer, director, and shareholder of Rebop. Mr. Glazer, an officer of Eloquent, is also a director of Rebop.

     The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party be reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements as of December 31, 2000 and 1999, and for the three years ended December 31, 2000, 1999 and 1998:

                                                              PAGE
                                                              ----
Balance Sheets..............................................   40
Statements of Operations....................................   41
Statements of Stockholders' Equity..........................   42
Statements of Cash Flows....................................   43
Notes to Financial Statements...............................   44
Report of Independent Accountants...........................   58

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Eloquent, Inc:

     In our opinion financial statements listed in the index appearing under
Item 14(a)1 on page 39 present fairly, in all material respects, the financial position of Eloquent, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 30th day of April 2001.

                                          ELOQUENT, INC.

                                          By:     /s/ CLIFFORD A. REID
                                            ------------------------------------
                                                      Clifford A. Reid
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ CLIFFORD A. REID                     Chairman of the Board, Chief    April 30, 2001
-----------------------------------------------------   Executive Officer and Director
                  Clifford A. Reid                      (Principal Executive Officer)

                          *                                Chief Financial Officer,      April 30, 2001
-----------------------------------------------------  Secretary, Treasurer and Office
                   R. John Curson                        of the President (Principal
                                                           Financial and Accounting
                                                                   Officer)

                                                                   Director
-----------------------------------------------------
                  Michael E. Herman

                          *                                        Director              April 30, 2001
-----------------------------------------------------
                    Sara M. Nolan

                          *                                        Director              April 30, 2001
-----------------------------------------------------
                 Anthony P. Brenner

                          *                                        Director              April 30, 2001
-----------------------------------------------------
                  Terry L. Opdendyk

              *By /s/ CLIFFORD A. REID
  ------------------------------------------------
                  Clifford A. Reid
                  Attorney-In-Fact

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.03*    Amended and Restated Certificate of Incorporation, as
          currently in effect.
 3.04*    Amended and Restated Bylaws, as currently in effect.
 4.01*    Form of Specimen Stock Certificate.
 4.02*    Fourth Amended and Restated Investors' Rights Agreement,
          dated October 20, 1999, among Eloquent and certain investors named therein.
 4.03*    Securities Purchase Agreement, dated October 20, 1999, by
          and among Eloquent and certain investors named therein.
10.01*    Form of Indemnity Agreement entered into by Eloquent with
          each of its directors and executive officers.
10.02*    Equity Incentive Plan.
10.03*    Form of Stock Option Agreement under the Equity Incentive
          Plan.
10.04*    1997 Equity Incentive Plan.
10.05*    Form of Stock Option Agreement under the 1997 Equity
          Incentive Plan.
10.06*    1999 Equity Incentive Plan.
10.07*    Form of Stock Option Agreement under the 1999 Equity
          Incentive Plan.
10.08*    Form of Nonstatutory Stock Option Agreement for Non-Employee
          Director Grants under the 1999 Equity Incentive Plan.
10.09*    1999 Employee Stock Purchase Plan.
10.10*    Form of 1999 Employee Stock Purchase Plan Offering.
10.11*    Employment Agreement, dated December 23, 1998, between
          Eloquent and Abraham Kleinfeld.
10.12*    Office Lease, dated November 19, 1996, between Eloquent and
          California Casualty Indemnity Exchange, as amended.
10.13*    OEM Agreement, dated May 30, 1997, between Eloquent and
          Verity, Inc.
10.14*    Software License Agreement, dated June 30, 1997, between
          Eloquent and Voxware, Inc.
10.15*    Co-location Service Agreement, dated March 30, 1998, between
          Eloquent and Concentric Network Corporation.
10.16*    Sublease Agreement, dated June 1, 1999, between Eloquent and
          California Casualty Indemnity Exchange.
10.17*    ISV Software License Agreement, dated August 1, 1999,
          between Eloquent and WebXpress, Inc.
10.18*    Assignment of Sublease, dated November 24, 1999, between
          Eloquent and California Casualty.
10.19**   2000 Non-Qualified Stock Plan.
10.20***  Agreement and Plan of Merger and Reorganization, dated
          October 31, 2000 among Eloquent, Inc., Rebop Acquisition
          Corp., Rebop Media, Inc., and Certain Shareholders of Rebop
          Media, Inc.
10.21**** Employment Agreement, dated as of December 1, 2000, between
          Eloquent and John Curson.
10.22**** Confidential Severance Agreement, dated November 1, 2000, between Eloquent and Abraham Kleinfeld.
23.01     Consent of PricewaterhouseCoopers LLP.

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

**** Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-K (SEC File No. 000-29059).