Form 10-Q
period 2001-03-31
ELOQUENT INC
filed 2001-05-14
CIK 1003265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 17,847,185 at April 30, 2001.

                                 ELOQUENT, INC.

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Balance Sheets as of March 31, 2001 and December 31, 2000 ......................         3

          Condensed Statements of Operations for the Three Months Ended March 31, 2001 and 2000 ....         4

          Condensed Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 ....         5

          Notes to Condensed Financial Statements ..................................................         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......        10


Item 3. Quantitative and Qualitative Disclosures about Market Risk .................................        24

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ..................................................        25

Item 6. Exhibits and Reports on Form 8-K ...........................................................        25

Signature

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 ELOQUENT, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           MARCH 31,            DECEMBER 31,
                                                                             2001                  2000
                                                                           ---------            ------------
                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $   3,151             $   4,519
   Short-term investments                                                     33,287                35,937
   Accounts receivable, net of allowances for doubtful accounts
      of $599 and $599, respectively                                           1,378                 2,768
   Deferred production costs                                                      42                   147
   Prepaid expenses                                                              683                   223
                                                                           ---------             ---------
        Total current assets                                                  38,541                43,594
Property and equipment, net                                                    3,055                 3,348
Other assets                                                                   2,147                 2,651
                                                                           ---------             ---------
        Total assets                                                       $  43,743             $  49,593
                                                                           =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit                                                     $      --             $      --
   Accounts payable and other liabilities                                      6,040                 7,726
   Capital lease obligation - current portion                                    540                   709
   Deferred revenue                                                              885                 1,128
                                                                           ---------             ---------
        Total current liabilities                                              7,465                 9,563
Capital lease obligation, net of current portion                                 131                   230

Commitments and contingencies                                                     --                    --

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares
   authorized and no shares outstanding                                           --                    --
Common stock, $0.001 par value; 40,000,000 shares authorized;
   17,847,185 and 17,836,514 shares outstanding, respectively                     18                    18
Unearned stock-based compensation                                             (2,019)               (2,462)
Other comprehensive income: unrealized gain on investments                       314                   193
Additional paid-in capital                                                   128,139               128,150
Accumulated deficit                                                          (90,305)              (86,099)
                                                                           ---------             ---------
        Total stockholders' equity                                            36,147                39,800
                                                                           ---------             ---------
        Total liabilities and stockholders' equity                         $  43,743             $  49,593
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

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         -----------------------------
                                                           2001                 2000
                                                         --------             --------
Revenue:
     Software licenses and maintenance                   $    527             $  1,504
     Content production services                            1,463                2,596
     Professional services                                     15                  526
                                                         --------             --------
            Total revenue                                   2,005                4,626
                                                         --------             --------

Cost of revenue:
     Software licenses and maintenance                        367                  427
     Content production services                              775                1,141
     Professional services                                    170                  643
     Stock-based compensation                                 (21)                  98
                                                         --------             --------
            Total cost of revenue                           1,291                2,309
                                                         --------             --------
     Gross margin                                             714                2,317
                                                         --------             --------

Operating expenses:
     Research and development:
       Other research and development                       1,559                  890
       Stock-based compensation                                65                  287
                                                         --------             --------
                                                            1,624                1,177
                                                         --------             --------
     Sales and marketing:
       Other sales and marketing                            2,287                4,030
       Stock-based compensation                                25                  580
                                                         --------             --------
                                                            2,312                4,610
                                                         --------             --------
     General and administrative:
       Other general and administrative                     1,094                  944
       Stock-based compensation                               433                1,517
                                                         --------             --------
                                                            1,527                2,461
                                                         --------             --------
            Total operating expenses                        5,463                8,248
                                                         --------             --------
Loss from operations                                       (4,749)              (5,931)
Interest expense and other charges                            (60)              (1,049)
Interest and other income                                     603                  476
                                                         --------             --------
Net loss before extraordinary item                         (4,206)              (6,504)
Extraordinary loss on extinguishment of debt                   --               (7,453)
                                                         --------             --------
Net loss                                                 $ (4,206)            $(13,957)
                                                         ========             ========

Basic and diluted net loss per share:
   Net loss before extraordinary item                    $  (0.24)            $  (0.67)
   Extraordinary loss                                          --                (0.77)
                                                         --------             --------
   Net loss                                              $  (0.24)            $  (1.44)
                                                         ========             ========

Shares used in computing basic and diluted
   net loss per share                                      17,793                9,698
                                                         ========             ========


   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            ----------------------------
                                                                                             2001                 2000
                                                                                            -------             --------
Cash flows from operating activities:
   Net loss                                                                                 $(4,206)            $(13,957)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                                             443                  293
      Extraordinary loss on extinguishment of debt                                               --                7,452
      Loss on equity investment - Rebop Media, Inc.                                             486                   --
      Amortization of discount on long-term notes payable                                        --                  478
      Amortization of deferred charges                                                           14                   62
      Amortization of stock-based compensation                                                  502                2,482
      Changes in operating assets and liabilities:
         Accounts receivable                                                                  1,390                 (836)
         Deferred production cost                                                               105                  (88)
         Prepaid expenses                                                                      (460)                (273)
         Other assets                                                                             4                   73
         Accounts payable and other liabilities                                              (1,686)                 (68)
         Deferred revenue                                                                      (243)               1,016
                                                                                            -------             --------
            Net cash used in operating activities                                            (3,651)              (3,366)
                                                                                            -------             --------

Cash flows from investing activities:
   Net purchases of short-term investment                                                     2,771               (5,946)
   Purchase of long-term investment                                                              --               (3,000)
   Acquisition of property and equipment                                                       (150)                (880)
                                                                                            -------             --------
            Net cash provided by (used in) investment activities                              2,621               (9,826)
                                                                                            -------             --------

Cash flows from financing activities:
   Repayment of borrowings under bank line of credit                                             --               (3,000)
   Repayment of subordinated notes                                                               --              (20,000)
   Proceeds from issuance of common stock, net of repurchases,
      and offering costs                                                                        (70)              75,837
   Proceeds from capital lease financing                                                         --                  277
   Payment of principal on capital lease financing                                             (268)                (173)
                                                                                            -------             --------
            Net cash (used in) provided by financing activities                                (338)              52,941
                                                                                            -------             --------

Net increase (decrease) in cash and cash equivalents                                         (1,368)              39,749

Cash and cash equivalents, beginning of year                                                  4,519               17,174
                                                                                            -------             --------
Cash and cash equivalents, end of year                                                      $ 3,151             $ 56,923
                                                                                            =======             ========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Interest                                                                           $    53             $    488
                                                                                            =======             ========
      Non-cash transactions:
         Stock-based compensation, net of cancellations                                     $    59             $  3,251
                                                                                            =======             ========


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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2000.

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


Note 2 - Equity Transactions

Common Stock and Conversion of Preferred Stock:

In February 2000, the Company completed its initial public offering and issued 5,175,000 shares of its common stock at a price of $16.00 per share. The Company received approximately $75.4 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of convertible preferred stock was automatically converted into one share of common stock.

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

Note 3 - Net Loss per Share

Eloquent computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are composed of common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants and are included in the diluted net loss per share to the extent that they are dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                    2001                 2000
                                                                  --------             --------
Numerator:
   Net loss before extraordinary expense                          $ (4,206)            $ (6,504)
   Extraordinary loss on extinguishment of debt                         --               (7,453)
                                                                  --------             --------
Net loss                                                          $ (4,206)            $(13,957)
                                                                  --------             --------

Denominator:
   Weighted average common stock outstanding                        17,837                9,903
   Weighted average common stock subject to repurchase                 (44)                (205)
                                                                  --------             --------
Denominator  for basic and diluted calculation                      17,793                9,698
                                                                  --------             --------

Basic and diluted net loss per share                              $  (0.24)            $  (1.44)
                                                                  --------             --------

Antidilutive securities:
   Options to purchase common stock                                  4,494                4,174
   Warrants                                                            309                  906
                                                                  --------             --------
                                                                     4,803                5,080
                                                                  ========             ========

Note 4 - Strategic Investments

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

REBOP MEDIA, INC.

In October 2000, Eloquent and Rebop Media, Inc. ("Rebop"), a new live video-based Web conferencing company, entered into a strategic relationship where-by Eloquent invested approximately $1.5 million in Rebop. The investment was for Series A preferred stock and represented approximately 18% of Rebop's capital stock, on an as-if converted basis. Eloquent also holds the right, subject to Eloquent's stockholders' approval, to acquire Rebop if Rebop successfully installs its product in three customer sites. Rebop's Web conferencing solution will be designed to integrate with Eloquent's, Enterprise Communications Server software. Cliff Reid, Eloquent's Chief Executive Officer, serves as President and Chief Executive Officer of Rebop. This investment is being accounted for using the equity method and accordingly, the investment has been written down by the losses, excluding stock-based compensation charges, incurred by Rebop, of $999,000. Eloquent recognized the operating expenses incurred by Rebop of $1.3 million, including stock-based compensation charges of $251,000, as research and development expense.


Note 5 - Long-term Notes Payable and Extraordinary Loss on Extinguishment of
Debt

In October 1999, Eloquent sold convertible notes and detachable warrants to purchase 1.5 million shares of common stock for aggregate gross consideration of $20.0 million. The notes provided that they were to mature on October 20, 2004 and bore interest at 12% per annum. The warrants expire the earlier of 5 years after the repayment of the notes or October 20, 2006. In conjunction with the sale of the notes Eloquent incurred approximately $1.5 million in debt issuance costs. In accordance with the terms of the notes, all amounts outstanding under the notes were repaid upon consummation of Eloquent's initial public offering on February 23, 2000.

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

The debt issuance costs and the discount resulting from the issuance of the warrants were being amortized to interest expense over the life of the notes. The beneficial conversion feature was being amortized over the one-year period up to the earliest conversion date. Upon repayment of the notes, the unamortized portion of the discount resulting from the issuance of the warrants and the debt issuance costs were recorded as an extraordinary loss on the extinguishments of debt. In November 2000, the Emerging Issues Task Force reached a consensus regarding accounting for securities involving beneficial conversion features. The consensus requires a cumulative adjustment for certain securities issued after May 1999. As outlined in EITF No. 00-27, the Task Force determined that the conversion price used to calculate the intrinsic value should be based on the proceeds allocated to the convertible instrument. The financial statement impact to Eloquent of this requirement is that the additional beneficial conversion feature calculated under the new regulations of $7.5 million has been recorded in the fourth quarter 2000 statement of operations as the cumulative effect of accounting change -- beneficial conversion feature.

Note 6 - Restructuring Activities

In December 2000, Eloquent announced a plan to restructure operations that resulted in a one-time charge totaling $4.0 million. The restructuring is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, Eloquent gave notice of termination in December 2000 to 80 employees and consultants and recorded approximately $1.4 million related to salary and termination benefits. Eloquent plans to reduce expenditures for office space and is actively negotiating lease terminations, where feasible, and pursuing sub-leases where lease termination is not feasible for identified properties. The restructuring charge includes approximately $1.8 million for lease expense. This charge reflects payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. The restructuring charge includes $356,000 for the buy-out of capital leases related to impaired equipment and elimination of maintenance contracts for impaired software. At March 31, 2001 Eloquent had made payments of $1.4 million related to salary and termination benefits, $703,000 related to lease arrangements and other expenses and had a remaining accrual balance of approximately $1.5 million.


Note 7 -- Derivative Instruments

Effective January 1, 2001, Eloquent adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of the statement did not materially affect the financial statement presentation.


Note 8 -- Reclassifications

Certain amounts reported in the previous year have been reclassified to conform to the current year presentation. The reclassification did not affect the previously reported net loss.

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

The following should be read in conjunction with the audited financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2000.


OVERVIEW

We incorporated in Delaware in March 1995. In February 1996, we launched Version
1.0 of our solutions platform, which included the essential elements of content production and navigation, including synchronized video, audio, graphics and text as well as searchable transcripts, for delivery on CD-ROM only. In July 1996, we launched Version 2.0, which expanded delivery from CD-ROM to intranets, included searchable slides and added variable speed playback. In November 1997 we launched Version 3.0. It further expanded delivery options to include Web-based transmissions at 28.8 Kbps and added tracking and reporting and software demonstrations. In April 1998, we introduced our content hosting service and software. In January 1999, we launched our professional services organization to provide integration services and professional media development services. In April 1999, we launched Version 4.0 of our solutions platform, which added support for high-resolution video and the ability for application developers to customize certain aspects of our software. In December 1999, we launched Version 5.0, which offers advanced integration, search navigation and analysis features. In August 2000, we launched Version 6.0, which allows enterprises to organize, manage, secure, personalize and enrich all forms of streaming content

We generate revenue through software licenses and maintenance, content production services and professional services. Our software licenses revenue consists of one-time fees charged for the use of our desktop player and applications server software and monthly fees for content hosting. Our maintenance revenue consists of prepaid contracts related to software, which are recognized over the contract term, usually one year. For each content production transaction, we charge our customers a fixed project set-up fee plus a fee for each hour of finished content. Our professional services revenue is from contracted services to customize the content and software for our customers. Most of our revenue to date has been from our content production services. We expect content production services to produce the largest portion of our revenue for the foreseeable future, but we intend to increase sales of our applications server software and content hosting so that software license revenue constitutes an increasing percentage of our revenue. The gross margin attributable to software license revenue is significantly higher than that of our content production services. We cannot assure you that we will be able to increase the proportion of software license revenue and, therefore, we cannot assure you that we will be able to proportionally improve our gross margin.

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

A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. One customer accounted for more than 10% of our total revenue for the three months ended March 31, 2001, and two customers each accounted for more than 10% of our total revenue for the three months ended March 31, 2000. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

Stock-based compensation charges consist primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Through March 31, 2001, we have recorded a total of $13.4 million in stock-based compensation charges in connection with stock option grants to our employees and consultants, which is being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2001, we had an accumulated deficit of $90.3 million. In December 2000, we announced a plan to restructure operations and gave notice of termination to 80 employees and consultants. The restructuring is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth. We expect to increase our operating expenses commensurate with increases in revenue. If we are not able to increase revenue, our business, financial condition and operating results would suffer.

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

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ---------------------
                                                        2001             2000
                                                        ----             ----
Revenue:
     Software licenses and maintenance                    26 %             33%
     Content production services                          73               56
     Professional services                                 1               11
                                                        ----             ----
           Total revenue                                 100              100

Cost of revenue:
     Software licenses and maintenance                    18                9
     Content production services                          39               25
     Professional services                                 8               14
     Stock-based compensation                             (1)               2
                                                        ----             ----
           Total cost of revenue                          64               50
                                                        ----             ----
     Gross margin                                         36               50
                                                        ----             ----

Operating expenses:
     Research and development:
       Other research and development                     78               19
       Stock-based compensation                            3                6
                                                        ----             ----
                                                          81               25
                                                        ----             ----

     Sales and marketing:
       Other sales and marketing                         114               87
       Stock-based compensation                            1               13
                                                        ----             ----
                                                         115              100
                                                        ----             ----

     General and administrative:
       Other general and administrative                   55               20
       Stock-based compensation                           22               33
                                                        ----             ----
                                                          77               53
                                                        ----             ----

           Total operating expenses                      273              178
                                                        ----             ----
Loss from operations                                    (237)            (128)
Interest expense and other charges                        (3)             (23)
Interest and other income                                 30               10
                                                        ----             ----
Net loss before extraordinary item                      (210)            (141)
Extraordinary loss on extinguishment of debt              --             (161)
                                                        ----             ----
Net loss                                                (210) %          (302)%
                                                        ====             ====


THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenue. Total revenue decreased to $2.0 million for the three months ended March 31, 2001 from $4.6 million for the same period in 2000. The decrease in revenue is attributable to a decrease in the number and average size of sales of our products and services.

Software licenses and maintenance. Revenue from software licenses and maintenance decreased to $527,000 for the three months ended March 31, 2001 from $1.5 million for the same period in 2000. The decrease was due to fewer sales of our software.

Content production services. Content production services revenue decreased to $1.5 million for the three months ended March 31, 2001 from $2.6 million for the same period in 2000. The number of rich media events we produced decreased to 69 from 85 for the comparable periods in 2001 and 2000. The decrease in revenue was also attributable to a reduction in the average sales price per event.

Professional services. Professional services revenue was $15,000 for the three months ended March 31, 2001 and $526,000 for the three months ended March 31, 2000. Revenue was recognized on 3 professional services engagements in the first quarter of 2001 compared to 16 professional services engagements for the same period in 2000.

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

Software licenses and maintenance. Cost of software licenses and maintenance was $367,000 in the three months ended March 31, 2001 compared to $427,000 for the same period in 2000. The overall decrease is due to a reduction in software royalty payments, which resulted from reduced software licenses revenue, and an offset from higher personnel expenses and related overhead expenses associated with expansion of our content hosting organization.

Content production services. Cost of content production was $775,000 in the three months ended March 31, 2001 compared to $1.1 million for the same period in 2000. The decrease in expense was primarily due to the restructuring initiatives undertaken in December 2000. The restructuring included the termination of numerous employees and temporary employees. Accordingly, the decrease is due to reduced personnel expenses and related facilities and infrastructure and support charges.

Professional services. Cost of professional services was $170,000 for the three months ended March 31, 2001 compared to $643,000 for the three months ended March 31, 2000. The majority of the decrease is due to reduced personnel and recruiting costs as a result of the December 2000 restructuring initiatives. Professional services activities resulted in a negative gross margin in the current period as Eloquent retained redundant staff to fulfill customer commitments. The negative gross margin in the prior period is due to start-up activities in the professional services organization. Eloquent is continuing to redefine its professional services product offerings in response to anticipated future product introductions.

Operating expenses. For the three months ended March 31, 2001, operating expenses were $5.5 million compared to $8.2 million for the three months ended March 31, 2000. Without the effect of stock-based compensation charges, operating expenses for the three months ended March 31, 2001 and 2000 would have been $4.9 million and $5.9 million, respectively.

Other research and development. Research and development expenses consist primarily of personnel expenses associated with software development. Research and development expenses were $1.6 million for the three months ended March 31, 2001 compared to $890,000 for the three months ended March 31, 2000. Over 70% of the increase reflects $486,000 of expenses incurred by Rebop Media, Inc, which due to certain accounting requirements is required to be included in our operating results. The remainder of the increase is associated with additional personnel expenses and related facilities and computing costs. We expect research and development expenses to increase in absolute dollars as we seek to increase the functionality of our solutions platforms.

Other sales and marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services and personnel and marketing materials and expenses associated with the marketing of our products and services. Sales and marketing expenses were $2.3 million for the three months ended March 31, 2001 compared to $4.0 million for the three months ended March 31, 2000. Approximately 75% of the decrease was due to reduced personnel expenses and recruiting costs associated with the reduction in our sales force and marketing staff as a result of the December 2000 restructuring initiatives as well as the reduced travel and entertainment costs associated with fewer personnel. The remainder of the decrease is primarily due to reduced spending on marketing programs. We expect sales and marketing expenses to increase commensurate with increases in revenue.

Other general and administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees and facilities costs. General and administrative expenses were $1.1 million for the three months ended March 31, 2001 compared to $944,000 for the three months ended March 31, 2001. The increase was associated with accounting and legal professional services fees and consulting fees to support our investor relations activities. This increase was partially offset by reduced personnel expenses as a result of the December 2000 restructuring initiatives.

Stock-based compensation expense. Stock-based compensation expense consists primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation expense was $502,000 for the three months ended March 31, 2001 compared to $2.5 million for the three months ended March 31, 2000. The decrease in expense was due to the reversal of amortized stock-based compensation expense related to cancellations, due to employee terminations during 2001, of unvested stock options previously granted. Stock-based compensation charges are presented within the relevant functional expenses and are being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

Interest expense and other charges. Interest expense and other charges were $60,000 for the three months ended March 31, 2001 and $1.0 million for the three months ended March 31, 2000. Interest expense and other charges for the three months ended March 31, 2001 consists primarily of interest paid for capital leases. Interest expense and other charges for the three months ended March 31, 2000 consists primarily of interest paid and amortization of the debt issuance costs and the discount related to the $20.0 million subordinated notes and warrants. The subordinated notes were repaid upon our initial public offering in February 2000.

Interest income and other income. Interest income and other income consists primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest income and other income was $603,000 for the three months ended March 31, 2001 compared to $476,000 for the three months ended March 31, 2000. This increase was due to larger average cash balances.

Extraordinary loss on extinguishment of debt. In October 1999, we sold convertible notes and detachable warrants to purchase 1,500,000 shares of common stock for aggregate gross consideration of $20.0 million. In conjunction with the sale of the notes, we incurred approximately $1.5 million in debt issuance costs. In accordance with applicable accounting rules, we allocated the gross proceeds among the notes, the beneficial conversion feature of the notes, and the warrants. As a result of that allocation, the subordinated notes were originally recorded on our balance sheet at a discounted value of approximately $7.5 million. The $7.5 million discount resulting from the issuance of warrants was being amortized over the five-year term of the notes and the $5.0 million discount resulting from the beneficial conversion feature was being amortized over the period from issuance to December 31, 2000, during which the note could not be converted. In accordance with the terms of the notes, all amounts outstanding under the notes were repaid upon consummation of our initial public offering. Because the notes were repaid prior to the end of their term, the unamortized portion of the discount resulting from the issuance of the warrants and debt issuance costs was recorded as an extraordinary loss on extinguishment of debt.

In November 2000, the Emerging Issues Task Force reached a consensus regarding accounting for securities involving beneficial conversion features. The consensus requires a cumulative adjustment for certain securities issued after May 1999. As outlined in EITF No. 00-27, the Task Force determined that the conversion price used to calculate the intrinsic value should be based on the proceeds allocated to the convertible instrument. The financial statement impact to us of this requirement is that the additional beneficial conversion feature calculated under the new regulations of $7.5 million has been recorded in the fourth quarter 2000 statement of operations as the cumulative effect of accounting change -- beneficial conversion feature.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.4 million. At March 31, 2001, we had approximately $36.4 million of cash equivalents and short-term investments.

Net cash used in operating activities was $3.7 million for the three months ended March 31, 2001 and $3.4 million for the three months ended March 31, 2000. Net cash used in operating activities in 2001 was primarily attributable to net losses and a reduction in accounts payable and accrued liabilities as compensation expense and benefits that were accrued in the fourth quarter of 2000 as a result of the restructuring, were paid. This was partially offset by a reduction in accounts receivable as we actively pursued collections. Net cash used in operating activities in 2000 was primarily attributable to net losses.

Net cash provided by investing activities was $2.6 million in the three months ended March 31, 2001 compared to net cash used in investing activities of $9.8 million for the three months ended March 31, 2000. Net cash provided by investing activities was primarily related to maturities of short-term marketable securities. Net cash used in investing activities in 2000 was related primarily to investments in short-term marketable securities and investment in eSpoc.

Net cash used in financing activities was $338,000 for the three months ended March 31, 2001 compared to net cash provided by financing activities of $52.9 million for the three months ended March 31, 2000. Net cash used in financing activities in 2001 resulted primarily from principal payments on our capital leases. Net cash provided by financing activities in 2000 resulted primarily from the sale of common stock in our initial public offering, partially offset by repayment of borrowings.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds thereafter through public or private financings, or other arrangements. There can be no assurance that such additional financings, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our common stock.

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

WE EXPECT TO CONTINUE TO INCUR LOSSES, AND AS A RESULT WE MAY NOT ACHIEVE PROFITABILITY.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred a net loss of approximately $4.2 million in the three months ended March 31, 2001 compared to $14.0 million in the three months ended March 31, 2000. As of March 31, 2001, we had an accumulated deficit of approximately $90.3 million. In December 2000, We announced a plan to restructure operations. The plan is intended to better align us with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, We gave notice of termination in December 2000 to over 80 employees and consultants. This resulted in excess equipment and furniture and unused leased facilities. Accordingly, we plan to reduce expenditures for office space and have written-off the carrying value of excess equipment and furniture, abandoned leasehold improvements and certain software and technology assets. Although we have initiated actions to reduce cash expenditures and expenses, there can be no assurance that we will be successful in generating additional revenue or achieving profitability.

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

If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, our top 10 customers during the three months ended March 31, 2001 accounted for a majority of our revenue during that period. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

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

WE WILL DEPEND ON REVENUE FROM OUR CONTENT HOSTING BUSINESS, WHICH WILL SUFFER IF OUR HOSTING EQUIPMENT AND SOFTWARE EXPERIENCE SYSTEM FAILURES.

Our future success depends in part on our ability to successfully host our customers' content on our servers. Our ability to host content will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We do not have fully redundant content hosting systems, a formal disaster recovery plan or alternative providers of hosting services. We also may not have business interruption insurance sufficient to compensate us for losses that may occur. All of our content hosting servers are located at XO Communications, Inc.'s ("XO") facilities in Cupertino, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures or similar events. They are also subject to computer viruses, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the XO facility could result in interruptions in our content hosting service. In addition, the failure by XO to provide the data communications capacity that we require could result in interruptions in our content hosting service. Any damage to or failure of our content hosting systems could result in interruptions in our content hosting service. System interruptions will reduce our revenue and profits, and our future revenue and profits will be harmed if our customers believe that our content hosting system is unreliable.

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

IF WE FAIL TO MEET NASDAQ NATIONAL MARKET LISTING REQUIREMENTS, OUR COMMON STOCK WILL BE DELISTED.

Our Common Stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. These requirements include maintaining a minimum bid price of $1.00 and minimum net tangible assets of $4.0 million. The minimum bid price for our Common Stock has been below $1.00 on several occasions recently. Our net tangible assets are approximately $34.0 million at March 31, 2001, however, if we continue to experience losses from operations and we are unable to raise additional funds, our net tangible assets will decline. If as a result of the application of these listing requirements, our Common Stock were delisted from the Nasdaq National Market, our stock would become hard to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our Common Stock could be adversely affected.

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

ADDITIONAL DISCUSSION OF THESE AND OTHER RISK FACTORS IS DISCLOSED IN OUR ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2000, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities issued by corporations. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Our investments are subject to interest rate risk, and will decline in value if interest rates increase. Due to the nature of our investments, an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

10.15*      Co-location Service Agreement, dated March 30, 1998, between
            Eloquent and Concentric Network Corporation.

10.16*      Sublease Agreement, dated June 1, 1999, between Eloquent and
            California Casualty Indemnity Exchange.

10.17*      ISV Software License Agreement, dated August 1, 1999, between
            Eloquent and WebXpress, Inc.

10.18* Assignment of Sublease, dated November 24, 1999, between Eloquent and California Casualty Management Company.

10.19*      2000 Non-Qualified Stock Plan.

10.20**     Agreement and Plan of Merger and Reorganization, dated October 31,
            2000 among Eloquent, Inc., Rebop Acquisition Corp., Rebop Media,
            Inc., and Certain Shareholders of Rebop Media, Inc.

10.21***    Employment Agreement, dated December 1, 2000, between Eloquent and
            John Curson.

10.22***    Confidential Severance Agreement, dated November 1, 2000, between
            Eloquent and Abraham Kleinfeld.

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Regulation Statement on Form S-1 (SEC File No. 333-89537).

** Incorporated by reference to exhibit 99.2 previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

*** Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.


      (b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2001


                                     ELOQUENT, INC.


                                     By: /s/ R. John Curson
                                         ---------------------------------------
                                         R. John Curson
                                         Chief Financial Officer, Secretary and
                                         Treasurer (Principal Accounting and
                                         Financial Officer)