Form 10-Q
period 2001-06-30
ELOQUENT INC
filed 2001-08-14
CIK 1003265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 18,533,675 at July 31, 2001.

                                 ELOQUENT, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of June 30, 2001
          and December 31, 2000.............................................   3

          Condensed Statements of Operations for the Three
          and Six Months Ended June 30, 2001 and 2000.......................   4

          Condensed Statements of Cash Flows for the Six Months Ended
          June 30, 2001 and 2000............................................   5

          Notes to Condensed Financial Statements...........................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........  21

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  21

Item 2.   Changes in Securities and Use of Proceeds.........................  22

Item 4.   Submission of Matters to a Vote of Security Holders ..............  22

Item 5.   Other Information ................................................  22

Item 6.   Exhibits and Reports on Form 8-K .................................  22

Signature ..................................................................  24

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 ELOQUENT, INC.
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                               ---------      ---------
ASSETS                                                        (unaudited)
Current assets:
  Cash and cash equivalents                                    $   5,658      $   4,519
  Short-term investments                                          26,615         35,937
  Accounts receivable, net of allowances for
    doubtful accounts of $599 for both periods                       898          2,768
  Deferred production costs                                           41            147
  Prepaid expenses                                                   557            223
                                                               ---------      ---------
            Total current assets                                  33,769         43,594
Property and equipment, net                                        2,649          3,348
Other assets                                                       1,051          2,651
                                                               ---------      ---------
            Total assets                                       $  37,469      $  49,593
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other liabilities                       $   4,449      $   7,726
  Capital lease obligation - current portion                         423            709
  Deferred revenue                                                   835          1,128
                                                               ---------      ---------
            Total current liabilities                              5,707          9,563
Capital lease obligation, net of current portion                      74            230
Long-term liabilities                                              1,700             --

Commitments and contingencies                                         --             --

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares
  authorized and no shares outstanding                                --             --
Common stock, $0.001 par value; 40,000 shares authorized;
  18,288 and 17,837 shares outstanding, respectively                  18             18
Additional paid-in capital                                       128,426        128,150
Unearned stock-based compensation                                 (1,469)        (2,462)
Other comprehensive income: unrealized gain on investments           170            193
Accumulated deficit                                              (96,998)       (86,099)
Treasury stock, at cost (128 and no shares, respectively)           (159)            --
                                                               ---------      ---------
            Total stockholders' equity                            29,988         39,800
                                                               ---------      ---------
            Total liabilities and stockholders' equity         $  37,469      $  49,593
                                                               =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              ---------------------------    -------------------------
                                                  2001          2000            2001          2000
                                                --------      --------        --------      --------
Revenue:
  Software licenses and maintenance             $    642      $  2,113        $  1,169      $  3,617
  Content production services                        914         2,664           2,377         5,260
  Professional services                               54           430              69           956
                                                --------      --------        --------      --------
          Total revenue                            1,610         5,207           3,615         9,833
                                                --------      --------        --------      --------
Cost of revenue:
  Software licenses and maintenance                  406           277             773           704
  Content production services                        729         1,575           1,504         2,716
  Professional services                               72           595             242         1,238
  Stock-based compensation                           (30)           76             (51)          174
                                                --------      --------        --------      --------
          Total cost of revenue                    1,177         2,523           2,468         4,832
                                                --------      --------        --------      --------
  Gross margin                                       433         2,684           1,147         5,001
                                                --------      --------        --------      --------
Operating expenses:
  Research and development:
    Other research and development                 1,405         1,267           2,964         2,157
    Stock-based compensation                         135           149             200           436
                                                --------      --------        --------      --------
                                                   1,540         1,416           3,164         2,593
                                                --------      --------        --------      --------
  Sales and marketing:
    Other sales and marketing                      2,514         5,473           4,801         9,503
    Stock-based compensation                          --           452              25         1,032
                                                --------      --------        --------      --------
                                                   2,514         5,925           4,826        10,535
                                                --------      --------        --------      --------
  General and administrative:
    Other general and administrative               1,097         1,257           2,191         2,201
    Stock-based compensation                         333         1,349             766         2,866
                                                --------      --------        --------      --------
                                                   1,430         2,606           2,957         5,067
                                                --------      --------        --------      --------
  Restructuring expense:
    Other restructuring expense                    1,400            --           1,400            --
    Stock-based compensation                          --            --              --            --
                                                --------      --------        --------      --------
                                                   1,400            --           1,400            --
                                                --------      --------        --------      --------

          Total operating expenses                 6,884         9,947          12,347        18,195
                                                --------      --------        --------      --------
Loss from operations                              (6,451)       (7,263)        (11,200)      (13,194)
Interest expense and other charges                   (15)         (190)            (75)       (1,239)
Impairment of investment                            (759)           --            (759)           --
Interest and other income                            532           948           1,135         1,424
                                                --------      --------        --------      --------
Net loss before extraordinary item                (6,693)       (6,505)        (10,899)      (13,009)
Extraordinary loss on extinguishment of debt          --            --              --        (7,453)
                                                --------      --------        --------      --------
Net loss                                        $ (6,693)     $ (6,505)       $(10,899)     $(20,462)
                                                ========      ========        ========      ========
Basic and diluted net loss per share:
  Net loss before extraordinary item            $  (0.37)     $  (0.39)       $  (0.61)     $  (0.98)
  Extraordinary loss                                  --            --              --         (0.56)
                                                --------      --------        --------      --------
  Net loss                                      $  (0.37)     $  (0.39)       $  (0.61)     $  (1.54)
                                                ========      ========        ========      ========
Shares used in computing basic and diluted
  net loss per share                              17,936        16,831          17,860        13,265
                                                ========      ========        ========      ========

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  --------------------
                                                                                    2001        2000
                                                                                  --------    --------
Cash flows from operating activities:
  Net loss                                                                        $(10,899)   $(20,462)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Extraordinary loss on extinguishment of debt                                        --       7,453
    Depreciation and amortization                                                      902         715
    Amortization of discount on long-term notes payable                                 --         478
    Amortization of deferred charges                                                    14         196
    Amortization of stock-based compensation                                           940       4,508
    Impairment of equity investment - eSpoc Inc.                                       759          --
    Loss on equity investment - Rebop Media, Inc.                                      796          --
    Changes in operating assets and liabilities:
      Accounts receivable                                                            1,870      (2,499)
      Deferred production cost                                                         106         (83)
      Prepaid expenses                                                                (334)       (124)
      Other assets                                                                      31          80
      Accounts payable and other liabilities                                        (1,577)       (125)
      Deferred revenue                                                                (293)        754
                                                                                  --------    --------
          Net cash used in operating activities                                     (7,685)     (9,109)
                                                                                  --------    --------
Cash flows from investing activities:
  Net proceeds from (purchases of) short-term investment                             9,299     (27,772)
  Purchase of long-term investment                                                      --      (3,000)
  Acquisition of property and equipment                                               (203)     (1,612)
                                                                                  --------    --------
          Net cash provided by (used in) investment activities                       9,096     (32,384)
                                                                                  --------    --------
Cash flows from financing activities:
  Repayment of borrowings under bank line of credit                                     --      (3,000)
  Repayment of subordinated notes                                                       --     (20,000)
  Proceeds from issuance of common stock, net of repurchases and offering costs        329      76,035
  Treasury stock purchase                                                             (159)         --
  Proceeds from capital lease financing                                                 --         277
  Payment of principal on capital lease financing                                     (442)       (379)
                                                                                  --------    --------
          Net cash (used in) provided by financing activities                         (272)     52,933
                                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents                                 1,139      11,440

Cash and cash equivalents, beginning of period                                       4,519      17,174
                                                                                  --------    --------
Cash and cash equivalents, end of period                                          $  5,658    $ 28,614
                                                                                  ========    ========
Supplementaldisclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                      $     68    $    545
                                                                                  ========    ========
  Non-cash transactions:
    Stock-based compensation, net of cancellations                                $     53    $  3,022
                                                                                  ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - The Company and Basis of Presentation

Eloquent, Inc. ("Eloquent" or the "Company") provides a rich media application (Eloquent LaunchForce) that helps companies communicate critical new product information to globally based employees, partners and customers quickly and cost-effectively. Eloquent LaunchForce manages an enterprise's complex product launches, enabling organizations to deliver clear, consistent messages through interactive presentations that incorporates video, audio, slides, demos, text, and Q&A sessions. Eloquent also produces rich media solutions through the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. These rich media presentations can be delivered via the Eloquent LaunchForce application or CD-ROMs.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

Stock Repurchase Program

In May 2001, Eloquent's Board of Directors authorized the repurchase of up to 250,000 shares of the Company's outstanding common stock. At June 30, 2001, the Company had purchased 128,000 shares at an average price of $1.24 per share.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------    -------------------------
                                                            2001          2000            2001          2000
                                                          --------      --------        --------      --------
Numerator:
  Net loss before extraordinary item                      $ (6,693)     $ (6,505)       $(10,899)     $(13,009)
  Extraordinary loss on extinguishment of debt                  --            --              --        (7,453)
                                                          --------      --------        --------      --------
Net loss                                                  $ (6,693)     $ (6,505)       $(10,899)     $(20,462)
                                                          ========      ========        ========      ========
Denominator:
  Weighted average common stock outstanding                 17,967        16,998          17,903        13,445
  Weighted average common stock subject to repurchase          (31)         (167)            (43)         (180)
                                                          --------      --------        --------      --------
Denominator  for basic and diluted calculation              17,936        16,831          17,860        13,265
                                                          ========      ========        ========      ========

Basic and diluted net loss per share                      $  (0.37)     $  (0.39)       $  (0.61)     $  (1.54)
                                                          ========      ========        ========      ========
Antidilutive securities:
  Options to purchase common stock                           4,420         4,393           4,420         4,393
  Warrants                                                     309           721             309           721
                                                          --------      --------        --------      --------
                                                             4,729         5,114           4,729         5,114
                                                          ========      ========        ========      ========

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

During the fourth quarter of 2000, Eloquent performed an evaluation of the carrying value of this investment. Eloquent considered current financial market conditions for raising capital and reviewed the financial position, cash flows and operating results of the entity. Eloquent concluded that the unfavorable financial market conditions as they relate to entities engaged in electronic commerce are not temporary. Accordingly, the carrying value of the equity investment in eSpoc was determined to be impaired. A loss of $2.3 million was recognized based on the amount by which the carrying value exceeded the fair value of Eloquent's proportionate share of the net assets of eSpoc. In the second quarter of 2001, the Company re-evaluated the carrying value of its investment in eSpoc. Eloquent concluded that eSpoc was no longer pursuing its original business plan and that eSpoc's current business plan would not result in any return to investors. Accordingly, Eloquent recognized as a loss the remaining carrying value of $759,000.

REBOP MEDIA, INC.

In October 2000, Eloquent and Rebop Media, Inc. ("Rebop"), a new live video-based Web conferencing company, entered into a strategic relationship where-by Eloquent invested approximately $1.5 million in Rebop. The investment was for Series A preferred stock and represented approximately 18% of Rebop's capital stock, on an as-if converted basis. Eloquent also held the right, subject to Eloquent's Board of Directors' approval, to acquire Rebop if Rebop successfully installed its product in three customer sites. Eloquent exercised this right on April 21, 2001. Rebop's Web conferencing solution is designed to integrate with Eloquent's Enterprise Communications Server software. Cliff Reid, Eloquent's Chief Executive Officer, serves as President and Chief Executive Officer of Rebop. This investment is being accounted for using the equity method and accordingly, the investment has been written down by the losses, excluding stock-based compensation charges, incurred by Rebop, of $1.3 million. Eloquent recognized the operating expenses incurred by Rebop of $1.7 million, including stock-based compensation charges of $358,000, as research and development expense.

In June 2001, Eloquent agreed in principal to acquire all the outstanding shares of Rebop's common stock for approximately $3.8 million in cash and 850,000 shares of Eloquent's common stock with the value of $935,000. The acquisition was finalized on July 5, 2001. At the closing of the acquisition, ten percent of the stock to be issued and cash to be paid to the former shareholders of Rebop was placed in escrow to secure certain indemnification obligations contained in them merger agreement.

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

The gross consideration received from the notes was allocated between the notes and the warrants in accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" as follows (in thousands):

                    Long-term notes payable          $12,500
                    Warrants                           7,500
                                                     -------
                    Gross consideration              $20,000
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

In June 2001, Eloquent recorded an additional $1.4 million restructuring charge for lease expense as a result of deteriorating real estate market conditions resulting in lower facility lease rates than estimated for the initial restructuring charge.

At June 30, 2001 Eloquent had made payments of $1.4 million related to salary and termination benefits, $915,000 related to lease arrangements and other expenses and had a remaining accrual balance of approximately $918,000 in short term liabilities and $1.7 million in long-term liabilities.

Note 8 - Derivative Instruments

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

Note 9 - Reclassifications

Certain amounts reported in the previous year have been reclassified to conform to the current year presentation. The reclassification did not affect the previously reported net loss.

Note 10 - Recent Accounting Pronouncements

Business Combinations

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Eloquent believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Eloquent is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Note 11 - Subsequent Events: Litigation

Eloquent, certain of its directors and officers, and certain underwriters of its initial public offering are among the defendants named in three purported class action complaints filed in July 2001 in federal district court on behalf of persons and entities who acquired the Eloquent's common stock on or after February 17, 2000. The complaints allege that the registration statement and prospectus issued by Eloquent in connection with the public offering of Eloquent's common stock contained untrue statements of material fact or omissions of material fact in violation of securities laws because the registration statement and prospectus failed to disclose that the offering's underwriters had allegedly solicited and received additional and excessive compensation and benefits beyond those listed in the registration statement and prospectus and that the offering's underwriters had entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Eloquent's common stock in the aftermarket. The actions seek unspecified monetary damages and other relief. Eloquent anticipates that these cases will be consolidated into a single class action. Eloquent believes that these lawsuits are without merit and intends to vigorously defend against them.

In addition to the foregoing matters, from time to time, Eloquent may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters may arise from time to time that may harm our business.

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

OVERVIEW

We incorporated in Delaware in March 1995. In February 1996, we launched Version
1.0 of our solutions platform, which included the essential elements of content production and navigation, including synchronized video, audio, graphics and text as well as searchable transcripts, for delivery on CD-ROM only. In July 1996, we launched Version 2.0, which expanded delivery from CD-ROM to intranets, included searchable slides and added variable speed playback. In November 1997 we launched Version 3.0. It further expanded delivery options to include Web-based transmissions at 28.8 Kbps and added tracking and reporting and software demonstrations. In April 1998, we introduced our content hosting service and software. In January 1999, we launched our professional services organization to provide integration services and professional media development services. In April 1999, we launched Version 4.0 of our solutions platform, which added support for high-resolution video and the ability for application developers to customize certain aspects of our software. In December 1999, we launched Version 5.0, which offers advanced integration, search navigation and analysis features. In August 2000, we launched Version 6.0, which allows enterprises to organize, manage, secure, personalize and enrich all forms of streaming content. In May 2001, we introduced Eloquent LaunchForce, a rich media application that helps organizations manage their complex product launches through interactive presentations that incorporate video, audio, slides, demos, text, and Questions & Answers (Q&A). The presentations can be created by our customer with the application or created by Eloquent.

We generate revenue through software licenses and maintenance, content production services and professional services. Our software licenses revenue consists of one-time fees charged for the use of our desktop player and applications server software and monthly fees for content hosting. Our maintenance revenue consists of prepaid contracts related to software, which are recognized over the contract term, usually one year. For each content production transaction, we charge our customers a fee for each hour of finished content. Our professional services revenue is from contracted services to customize the content and software for our customers. Most of our revenue to date has been from our content production services. We expect content production services to produce the largest portion of our revenue for the foreseeable future, but we intend to increase sales of our applications server software and content hosting so that software license revenue constitutes an increasing percentage of our revenue. The gross margin attributable to software license revenue is significantly higher than that of our content production services. We cannot assure you that we will be able to increase the proportion of software license revenue and, therefore, we cannot assure you that we will be able to proportionally improve our gross margin.

We generally recognize content production revenue upon shipment of the final rich media event to the customer and software license revenue upon delivery of software to the customer. Content production service revenue includes revenue for CD-ROM duplication. We recognize this revenue upon shipment of the duplicated CD-ROMs. The revenue for software licenses is recognized upon shipment or notification by the customer, depending on the delivery medium. We recognize revenue for maintenance and content hosting ratably over the period of the maintenance or content hosting contract. We recognize professional services revenue on a percentage of completion basis as services are performed.

A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. One customer accounted for more than 10% of our total revenue for the three months ended June 30, 2001 and 2000. Two customers accounted for more than 10% of our revenue during the six months ended June 30, 2001. One customer accounted for more than 10% of our revenue for the six months ended June 30, 2000. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

Stock-based compensation charges consist primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Through June 30, 2001, we have recorded a total of $13.4 million in stock-based compensation charges in connection with stock option grants to our employees and consultants, which is being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2001, we had an accumulated deficit of $97.0 million. In December 2000, we announced a plan to restructure operations and gave notice of termination to 80 employees and consultants. The restructuring is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth. We expect to increase our operating expenses commensurate with increases in revenue. If we are not able to increase revenue, our business, financial condition and operating results would suffer.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated as a percentage of total revenue.

                                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              ---------------------------    -------------------------
                                                  2001          2000            2001          2000
                                                 ------        ------          ------        ------
Revenue:
  Software licenses and maintenance                  40%           41%             32%           37%
  Content production services                        57            51              66            53
  Professional services                               3             8               2            10
                                                 ------        ------          ------        ------
          Total revenue                             100           100             100           100
                                                 ------        ------          ------        ------
Cost of revenue:
  Software licenses and maintenance                  25             5              21             7
  Content production services                        45            30              42            28
  Professional services                               4            11               7            13
  Stock-based compensation                           (2)            1              (1)            2
                                                 ------        ------          ------        ------
          Total cost of revenue                      72            47              69            50
                                                 ------        ------          ------        ------
  Gross margin                                       28            53              31            50
                                                 ------        ------          ------        ------
Operating expenses:
  Research and development:
    Other research and development                   87            24              82            22
    Stock-based compensation                          8             3               6             4
                                                 ------        ------          ------        ------
                                                     95            27              88            26
                                                 ------        ------          ------        ------
  Sales and marketing:
    Other sales and marketing                       156           105             133            97
    Stock-based compensation                         --             9               1            10
                                                 ------        ------          ------        ------
                                                    156           114             134           107
                                                 ------        ------          ------        ------
  General and administrative:
    Other general and administrative                 68            24              61            22
    Stock-based compensation                         21            26              21            29
                                                 ------        ------          ------        ------
                                                     89            50              82            51
                                                 ------        ------          ------        ------

                                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              ---------------------------    -------------------------
                                                  2001          2000            2001          2000
                                                 ------        ------          ------        ------
  Restructuring expense:
    Other restructuring expense                      87            --              39            --
    Stock-based compensation                         --            --              --            --
                                                 ------        ------          ------        ------
                                                     87            --              39            --
                                                 ------        ------          ------        ------

          Total operating expenses                  427           191             343           184
                                                 ------        ------          ------        ------
Loss from operations                               (399)         (138)           (312)         (134)
Interest expense and other charges                   (1)           (4)             (2)          (13)
Impairment of investment                            (47)           --             (21)           --
Interest and other income                            33            18              31            14
                                                 ------        ------          ------        ------
Net loss before extraordinary item                 (416)         (125)           (301)         (132)
Extraordinary loss on extinguishment of debt         --            --              --           (76)
                                                 ------        ------          ------        ------
Net loss                                           (416)%        (125)%          (301)%        (208)%
                                                 ======        ======          ======        ======

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenue. Total revenue decreased to $1.6 million for the three months ended June 30, 2001 from $5.2 million for the same period in 2000. Total revenue for the six months ended June 30, 2001 decreased to $3.6 million from $9.8 million for the comparable period in 2000. The decreases in revenue for both periods is attributable to a decrease in the number and average size of sales of our products and services.

Software licenses and maintenance. Revenue from software licenses and maintenance decreased to $642,000 for the three months ended June 30, 2001 from $2.1 million for the same period in 2000. For the six-month periods, revenue decreased to $1.2 million in 2001 from $3.6 million in 2000. The decreases were due to fewer sales of our software.

Content production services. Content production services revenue decreased to $914,000 for the three months ended June 30, 2001 from $2.7 million for the same period in 2000. The decrease in revenue was due to fewer number of rich media events produced, decreasing to 36 from 105. For the six months ended June 30, 2001, revenue was $2.4 million compared to $5.3 million for the same period in 2000. The number of rich media events produced fell to 105 from 190 for the six months comparable periods.

Professional services. Professional services revenue was $54,000 for the three months ended June 30, 2001 and $430,000 for the three months ended June 30, 2000. Revenue was recognized on 2 professional services engagements in the second quarter of 2001 compared to 20 professional services engagements for the same period in 2000. Professional services revenue decreased to $69,000 for the six months ending June 30, 2001 from $956,000 for the six months ending June 30, 2000. Revenue was recognized on 3 professional services engagement for the six-month period in 2001 compared to 20 engagements in 2000.

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

Software licenses and maintenance. Cost of software licenses and maintenance was $406,000 in the three months ended June 30, 2001 compared to $277,000 for the same period in 2000. Cost of software licenses and maintenance increased to $773,000 for the six months ended June 30, 2001 from $704,000 for the six months ended June 30, 2000. The increases for both the three month and six month periods are attributable to the higher payroll and overhead expenses associated with the introduction of application hosting.

Content production services. Cost of content production was $729,000 for the three months ended June 30, 2001 compared to $1.6 million for the same period in 2000. For the six-month period ended June 30, cost of content production decreased to $1.5 million in 2001 from $2.7 million in 2000. The decreases in expenses were primarily due to the restructuring initiatives undertaken in December 2000. The restructuring included the termination of numerous employees and temporary employees. Accordingly, the decrease is due to reduced personnel expenses and related facilities and infrastructure and support charges.

Professional services. Cost of professional services was $72,000 for the second quarter in 2001 compared to $595,000 for the second quarter in 2000. Cost of professional services was $242,000 for the six months ended June 30, 2001 compared to $1.2 million for the six months ended June 30, 2000. The majority of the decreases for both the three and six month periods are due to reduced personnel and recruiting costs as a result of the December 2000 restructuring initiatives. Professional services activities resulted in a negative gross margin in the current period as Eloquent retained redundant staff to fulfill customer commitments. The negative gross margin in the prior period is due to start-up activities in the professional services organization. We are continuing to redefine its professional services product offerings in response to the introduction of the Eloquent LaunchForce application.

Operating expenses. For the three months ended June 30, 2001, operating expenses were $6.9 million compared to $9.9 million for the three months ended June 30, 2000. Without the effect of stock-based compensation charges, operating expenses for the second quarter in 2001 and 2000 would have been $6.4 million and $8.0 million, respectively. For the six months ended June 30, 2001, operating expenses were $12.3 million compared to $18.2 million for the six months ended June 30, 2000. Without the effect of stock-based compensation charges, operating expenses for the six months in 2001 and 2000 would have been $11.4 million and $13.7 million, respectively.

Other research and development. Research and development expenses consist primarily of personnel expenses associated with software development. Research and development expenses were $1.4 million for the three months ended June 30, 2001 compared to $1.3 million for the three months ended June 30, 2000. The increase reflects $310,000 in expenses incurred by Rebop, which due to certain accounting requirements is required to be included in our operating results. This increase was partially offset by a decrease in contractor expenses. Research and development expenses were $3.0 million for the six months ended June 30, 2001 and $2.2 million for the six months ended June 30, 2000. Over 90% of the increase reflects expenses incurred by Rebop. In June 2001, Eloquent agreed in principal to acquire all the outstanding shares of Rebop common stock for approximately $3.8 million in cash and 850,000 shares of Eloquent's common stock with the value of $935,000. The acquisition was finalized on July 5, 2001. We expect research and development expenses to increase in absolute dollars as we seek to increase the functionality of our solutions platforms.

Other sales and marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services and personnel and marketing materials and expenses associated with the marketing of our products and services. Sales and marketing expenses were $2.5 million for the three months ended June 30, 2001 compared to $5.5 million for the three months ended June 30, 2000. Sales and marketing expenses were $4.8 million for the six months ended June 30, 2001 compared to $9.5 million in June 30, 2000. Over 60% of the decreases for both the three and six month periods were due to reduced personnel expenses and recruiting costs associated with the reduction in our sales force and marketing staff as a result of the December 2000 restructuring initiatives as well as the reduced travel and entertainment costs associated with fewer personnel. The remainder of the decrease is primarily due to reduced spending on marketing programs. We expect sales and marketing expenses to increase at a rate commensurate with increases in revenue.

Other general and administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees and facilities costs. General and administrative expenses were $1.1 million for the three months ended June 30, 2001 compared to $1.3 million for the three months ended June 30, 2001. This decrease reflects reduced personnel expenses as a result of the December 2000 restructuring initiatives as well as lower professional services fees. General and administrative expenses were $2.2 million for the six months ended June 30, 2001 and 2000. The decrease in personnel expenses was offset by the increase in non-personnel expenses.

Stock-based compensation expense. Stock-based compensation expense consists primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation expense was $438,000 for the second quarter of 2001 compared to $2.0 million for the second quarter of 2000. Stock-based compensation expense was $940,000 for the six months ended June 30, 2001 compared to $4.5 million for the six months ended June 30, 2000. The decrease in expense for both periods was due to accelerated vesting in prior periods and the reversal of amortized stock-based compensation expense related to cancellations, due to employee terminations during 2001, of unvested stock options previously granted. Stock-based compensation charges are presented within the relevant functional expenses and are being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

Restructuring expense. In June 2001, Eloquent recorded $1.4 million in additional restructuring expense relating to various office leases as part of our December 2000 restructuring plan. The restructuring charge reflects estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. Also see Note 6 -Restructuring Activities to the condensed financial statements.

Interest expense and other charges. Interest expense and other charges were $15,000 for the second quarter in 2001 and $190,000 for the comparable quarter in 2000. The decrease is attributable to the expiration of several lease lines and the bank line of credit. Interest expense and other charges for the six months ended June 30, 2001 decreased to $75,000 from $1.2 million for the six months ended June 30, 2000. Interest expense and other charges for the six months ended June 30, 2000 consisted primarily of interest paid and amortization of the debt issuance costs and the discount related to the $20.0 million subordinated notes and warrants. The subordinated notes were repaid upon our initial public offering in February 2000.

Impairment on investment. In March 2000, Eloquent and eSpoc Inc. ("eSpoc"), a provider of an electronic marketplace for the purchase and liquidation of medical equipment and supplies, entered into a strategic relationship. See Note 4 - Strategic Investments to the condensed financial statements. In the second quarter of 2001, Eloquent re-evaluated the carrying value in eSpoc and determined the investment to be fully impaired. Eloquent recognized as a loss the remaining carrying value of $759,000.

Interest income and other income. Interest income and other income consists primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest income and other income was $532,000 for the three months ended June 30, 2001 compared to $948,000 for the three months ended June 30, 2000. Interest income and other income was $1.1 million for the six months ended June 30, 2001 compared to $1.4 million for the comparable period in 2000. The decreases for both the three and six month periods were due to lower average cash balances.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.4 million. At June 30, 2001, we had approximately $32.3 million of cash, cash equivalents and short-term investments.

Net cash used in operating activities was $7.7 million for the six months ended June 30, 2001 and $9.1 million for the six months ended June 30, 2000. Net cash used in operating activities in 2001 was primarily attributable to net losses and a reduction in accounts payable and accrued liabilities. This was partially offset by a reduction in accounts receivable as we actively pursued collections. Net cash used in operating activities in 2000 was primarily attributable to net losses.

Net cash provided by investing activities was $9.1 million in the six months ended June 30, 2001 compared to net cash used in investing activities of $32.4 million for the six months ended June 30, 2000. Net cash provided by investing activities was primarily related tothe sale of short-term marketable securities. Net cash used in investing activities in 2000 was related primarily to investments in short-term marketable securities and investment in eSpoc.

Net cash used in financing activities was $272,000 for the six months ended June 30, 2001 compared to net cash provided by financing activities of $52.9 million for the six ended June 30, 2000. Net cash used in financing activities in 2001 resulted primarily from principal payments on our capital leases and the repurchase of Eloquent common stock. Net cash provided by financing activities in 2000 resulted primarily from the sale of common stock in our initial public offering, partially offset by repayment of borrowings.

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

RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

Eloquent was formed in March 1995. Thus, we have a limited operating history, which may make it difficult for you to evaluate our business. In part because we are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving technology and Web-related markets, we cannot be sure that our business model and future operating performance will yield the results that we seek. Moreover, because these markets are constantly changing, we may need to change our business model to adapt. We have not yet proven our ability, on a sustained basis, to achieve the following:

     *    maintain and expand our customer base;

     *    identify new applications for our existing products;

     *    expand and enhance our customer solutions;

     *    maintain market prices for our solutions despite competition;

     * effectively integrate any acquired businesses or technologies with our operations;

     * prevent technologies we use in our operations from failing or operating poorly, and

     *    identify, attract, retain and motivate qualified personnel.

We may not be successful in achieving these objectives on a long-term basis. If we are unable to do so, our business, financial condition and operating results would suffer.

WE EXPECT TO CONTINUE TO INCUR LOSSES, AND AS A RESULT WE MAY NOT ACHIEVE PROFITABILITY.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred a net loss of approximately $10.9 million in the six months ended June 30, 2001 compared to $20.5 million in the six months ended June 30, 2000. As of June 30, 2001, we had an accumulated deficit of approximately $97.0 million. In December 2000, we announced a plan to restructure operations. The plan is intended to better align us with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, we gave notice of termination in December 2000 to over 80 employees and consultants. This resulted in excess equipment and furniture and unused leased facilities. Accordingly, we plan to reduce expenditures for office space and have written-off the carrying value of excess equipment and furniture, abandoned leasehold improvements and certain software and technology assets. In June 2001, we recorded additional restructuring expense relating to various office leases as part of our December 2000 restructuring plan. The restructuring charge reflects estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. Although we have initiated actions to reduce cash expenditures and expenses, there can be no assurance that we will be successful in generating additional revenue or achieving profitability.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND AN UNANTICIPATED DECLINE IN REVENUE MAY CAUSE OUR STOCK PRICE TO FALL.

In some future quarter, our operating results may be below the expectations of public market analysts and investors, which would cause the price of our common stock to fall. The factors that may cause our quarterly operating results to fall short of expectations include:

     *    delays  of  large  customer  orders,   which  could  prevent  us  from
          recognizing revenue until later quarters;

     * seasonal trends in sales of our solutions, which could result in lower quarterly revenue in the fourth quarter;

     * downward pressure on prices paid by our customers, as a result of competition or other factors, which could reduce our quarterly revenue even if we maintain or increase the number of sales;

     * new product and service introductions by our competitors, which could cause our competitors to capture revenue that we otherwise could have received;

     * increased costs incurred as we expand operations, increase our marketing efforts or undertake other initiatives, which could reduce our profit margin if not matched by a corresponding growth in revenue; and

     * technical difficulties or system downtime affecting the Web generally or the operation of our network or servers, which could cause customer dissatisfaction and reduce our revenue.

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

If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, our top 10 customers during the six months ended June 30, 2001 accounted for a majority of our revenue during that period. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

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

WE OPERATE IN MARKETS THAT WILL BECOME INCREASINGLY COMPETITIVE, WHICH COULD LEAD TO DECREASING PRICES AND REDUCED PROFITABILITY.

The market for rich media business-to-business communications solutions is new and rapidly evolving. We expect that competition will intensify. Increased competition could lead to decreasing prices and profitability. We compete with companies that offer components of a rich media business-to-business communications solution, including:

     *    providers of rich media software tools;

     *    multimedia content production and delivery companies;

     *    companies  that  provide  content  hosting  services,   which  include
          storing, delivering and tracking the distribution of content; and

     * traditional business-to-business communications and learning solution companies that offer live meeting and seminar services.

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

RISKS RELATED TO THE INTERNET

OUR FUTURE SUCCESS DEPENDS ON CONTINUED GROWTH IN USE OF THE WORLD WIDE WEB FOR BUSINESS-TO-BUSINESS COMMUNICATIONS.

Our business could suffer if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, including:

     *    inadequate network infrastructure;

     *    security concerns;

     *    inconsistent quality of service;

     *    lack of availability of cost-effective and high-speed service; and

     *    changes in government regulation of the Web.

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

IF WE FAIL TO MEET NASDAQ NATIONAL MARKET LISTING REQUIREMENTS, OUR COMMON STOCK WILL BE DELISTED.

Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. These requirements include maintaining a minimum bid price of $1.00 and minimum net tangible assets of $4.0 million. The minimum bid price for our common stock has been below $1.00 on several occasions recently. Our net tangible assets are approximately $31.8 million at June 30, 2001, however, if we continue to experience losses from operations and we are unable to raise additional funds, our net tangible assets will decline. If as a result of the application of these listing requirements, our common stock were delisted from the Nasdaq National Market, our stock would become hard to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eloquent, certain of its directors and officers, and certain underwriters of its initial public offering are among the defendants named in three purported class action complaints filed in July 2001 in federal district court on behalf of persons and entities who acquired the Eloquent's common stock on or after February 17, 2000. The complaints allege that the registration statement and prospectus issued by Eloquent in connection with the public offering of Eloquent's common stock contained untrue statements of material fact or omissions of material fact in violation of securities laws because the registration statement and prospectus failed to disclose that the offering's underwriters had allegedly solicited and received additional and excessive compensation and benefits beyond those listed in the registration statement and prospectus and that the offering's underwriters had entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Eloquent's common stock in the aftermarket. The actions seek unspecified monetary damages and other relief. Eloquent anticipates that these cases will be consolidated into a single class action. Eloquent believes that these lawsuits are without merit and intends to vigorously defend against them.

In addition to the foregoing matters, from time to time, Eloquent may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters may arise from time to time that may harm our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 12, 2001, the Annual Meeting of Stockholders of Eloquent, Inc. was held in San Mateo, California. Proxies representing 16,364,615 shares of common stock or 91% of the total outstanding shares were voted at the meeting.

The stockholders elected one director, Sarah M. Nolan, to hold office until the 2004 Annual Meeting of Stockholders. The proposal received 16,306,685 affirmative votes and 57,930 votes were withheld. Clifford A. Reid and Michael
E. Herman will continue in office as directors until the 2002 Annual Meeting of Stockholders. Anthony P. Brenner and Terry L. Opdendyk will continue in office as directors until the 2003 Annual Meeting of Stockholders.

The stockholders approved an amendment to the 1999 Equity Incentive Plan to change the eligibility of non-employee directors on the Board of Directors to receive automatic initial and automatic annual stock option grants under the Eloquent's 1999 Equity Incentive Plan to include all non-employee directors of the Eloquent, to increase the sizes of the automatic initial stock option grant and automatic annual stock option grant under the Eloquent's 1999 Equity Incentive Plan from 25,000 shares and 5,000 shares of common stock to 50,000 and 10,000 shares of common stock, respectively, and to grant, on a one-time basis only, to all current non-employee directors of the Eloquent an option to purchase 50,000 shares of common stock. The proposal received 15,926,859 affirmative votes, 429,341 negative votes and 8,415 abstentions.

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of the Eloquent for the 2001 fiscal year. The proposal received 16,354,188 affirmative votes, 8,707 negative votes and 1,720 abstentions.

ITEM 5. OTHER INFORMATION

In June 2001, Eloquent agreed in principal to acquire all the outstanding shares of Rebop common stock for approximately $3.8 million in cash and 850,000 shares of Eloquent's common stock with the value of $935,000. The acquisition was finalized on July 5, 2001. At the closing of the acquisition, ten percent of the stock to be issued and cash to be paid to the former shareholders of Rebop, was placed in escrow to secure certain indemnification obligations contained in them merger agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     EXHIBIT
     NUMBER                                  DESCRIPTION
     ------                                  -----------
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

     10.02*         Equity Incentive Plan.

     10.03*         Form of Stock Option  Agreement  under the Equity  Incentive
                    Plan.

     10.04*         1997 Equity Incentive Plan.

     EXHIBIT
     NUMBER                                  DESCRIPTION
     ------                                  -----------
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

     10.21****      Employment  Agreement,   dated  December  1,  2000,  between
                    Eloquent and John Curson.

     10.22****      Confidential  Severance  Agreement,  dated November 1, 2000, between Eloquent and Abraham Kleinfeld.

     10.23*****     First  Amended and  Restated  Agreement  and Plan of Merger,
                    dated June 22, 2001, by and between  Eloquent,  Rebop Media,
                    Inc., Rebop  Acquisition  Corp. and Certain  Shareholders of
                    Rebop Media, Inc.

     10.24 Employment Offer Letter, dated June 6, 2001 between Eloquent and M. Edward Molkenbuhr

     10.25          Employment  Offer  Letter,   dated  June  28,  2001  between
                    Eloquent and Joseph Cortale

----------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Regulation Statement on Form S-1 (SEC File No. 333-89537).
** Incorporated by reference to exhibit 99.1 previously filed with the Company's Registration Statement on Form S-8 (SEC File No. 333-34182).
*** Incorporated by reference to exhibit 99.2 previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
**** Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.
***** Incorporated by reference to the exhibit 2.1 previously filed with the Company's Current Report on Form 8-K filed on July 6, 2001.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001

                                        ELOQUENT, INC.

                                        By: /s/ R. John Curson
                                            ------------------------------------
                                            R. John Curson
                                            Chief Financial Officer, Secretary
                                            and Treasurer
                                            (Principal Accounting and Financial
                                            Officer)