Form 10-Q
period 2001-09-30
ELOQUENT INC
filed 2001-11-14
CIK 1003265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 19,494,281 at October 31, 2001.


                                      INDEX

                                                                                                         Page
PART I:     FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2001 and December              3
                  31, 2000

                  Condensed Consolidated Statements of Operations for the Three and Nine                   4
                  Months Ended September 30, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows for the Nine                             5
                  Months Ended September 30, 2001 and 2000

                  Notes to Condensed Consolidated Financial Statements                                     6

    Item 2.       Management's Discussion and Analysis of Financial Condition and                         11
                  Results of Operations

    Item 3.       Quantitative and Qualitative Disclosures about Market Risk                              25

PART II:    OTHER INFORMATION

    Item 1.       Legal Proceedings                                                                       26

    Item 2.       Changes in Securities and Use of Proceeds                                               26

    Item 6.       Exhibits and Reports on Form 8-K                                                        26


Signature                                                                                                 27



                                PART I: - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                         ELOQUENT, INC.

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands, except per share data)


                                                                     September 30,   December 31,
                                                                         2001           2000
                                                                         ----           ----
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                         $   2,258      $   4,519
    Short-term investments                                               22,972         35,937
    Accounts receivable, net of allowances for doubtful
       accounts of $180 and $599, respectively                              586          2,768
    Prepaid expenses and deferred production costs                          374            370
                                                                      ---------      ---------
          Total current assets                                           26,190         43,594

Property and equipment, net                                               2,342          3,348
Acquired technology and patents, net                                      1,564             --
Goodwill                                                                  3,230             --
Other assets                                                                844          2,651
                                                                      ---------      ---------
          Total assets                                                $  34,170      $  49,593
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other liabilities                            $   4,928      $   7,726
    Capital lease obligation - current portion                              332            709
    Deferred revenue                                                        695          1,128
                                                                      ---------      ---------
          Total current liabilities                                       5,955          9,563

Capital lease obligation, net of current portion                             18            230
Long-term liabilities                                                     1,550             --

Stockholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized;
    19,491 and 17,837 shares outstanding, respectively                       19             18
Additional paid-in capital                                              129,716        128,150
Treasury stock                                                             (287)            --
Notes receivable from employees                                            (100)            --
Unearned stock-based compensation                                          (887)        (2,462)
Other comprehensive income: unrealized gain on investments                  170            193
Accumulated deficit                                                    (101,984)       (86,099)
                                                                      ---------      ---------
          Total stockholders' equity                                     26,647         39,800
                                                                      ---------      ---------
          Total liabilities and stockholders' equity                  $  34,170      $  49,593
                                                                      =========      =========


         The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                               --------------------    --------------------
                                                 2001        2000        2001        2000
                                               --------    --------    --------    --------
Revenue:
     Software licenses and maintenance         $    284    $    984    $  1,453    $  4,601
     Content production services                    778       1,805       3,155       7,065
     Professional services                           10         365          79       1,321
                                               --------    --------    --------    --------
             Total revenue                        1,072       3,154       4,687      12,987
                                               --------    --------    --------    --------

Cost of revenue:
     Software licenses and maintenance              470         348       1,243       1,052
     Content production services                    631       1,624       2,135       4,340
     Professional services                           59         340         301       1,578
     Stock-based compensation                        (9)       (152)        (60)         22
                                               --------    --------    --------    --------
             Total cost of revenue                1,151       2,160       3,619       6,992
                                               --------    --------    --------    --------
     Gross margin                                   (79)        994       1,068       5,995
                                               --------    --------    --------    --------

Operating expenses:
     Research and development:
       Other research and development             1,187       1,597       4,151       3,754
       Stock-based compensation                     245         139         445         575
                                               --------    --------    --------    --------
                                                  1,432       1,736       4,596       4,329
                                               --------    --------    --------    --------
     Sales and marketing:
       Other sales and marketing                  2,166       6,225       6,967      15,728
       Stock-based compensation                     (17)        (28)          8       1,004
                                               --------    --------    --------    --------
                                                  2,149       6,197       6,975      16,732
                                               --------    --------    --------    --------
     General and administrative:
       Other general and administrative           1,156       1,376       3,347       3,577
       Stock-based compensation                     265         990       1,031       3,856
                                               --------    --------    --------    --------
                                                  1,421       2,366       4,378       7,433
                                               --------    --------    --------    --------
     Restructuring expense                         --          --         1,400        --
     In-process research and development            283        --           283        --
                                               --------    --------    --------    --------
             Total operating expenses             5,285      10,299      17,632      28,494
                                               --------    --------    --------    --------
Loss from operations                             (5,364)     (9,305)    (16,564)    (22,499)

Interest and other income                           389         838       1,524       2,262
Interest expense and other charges                  (11)       (135)        (86)     (1,374)
Impairment of investment                           --          --          (759)       --
                                               --------    --------    --------    --------
Net loss before extraordinary item               (4,986)     (8,602)    (15,885)    (21,611)
Extraordinary loss on extinguishment of debt       --          --          --        (7,453)
                                               --------    --------    --------    --------
Net loss                                       $(15,885)   $(29,064)   $ (4,986)   $ (8,602)
                                               ========    ========    ========    ========
Basic and diluted net loss per share:
     Net loss before extraordinary item        $  (0.27)   $  (0.50)   $  (0.88)   $  (1.48)
     Extraordinary loss                            --          --          --         (0.51)
                                               --------    --------    --------    --------
     Net loss                                  $  (0.27)   $  (0.50)   $  (0.88)   $  (1.99)
                                               ========    ========    ========    ========
Shares used in computing basic and diluted
     net loss per share                          18,610      17,185      18,109      14,618
                                               ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     --------------------
                                                                       2001       2000
                                                                     --------    --------
Cash flows from operating activities:
   Net loss                                                          $(15,885)   $(29,064)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Extraordinary loss on extinguishment of debt                        --         7,453
     Depreciation and amortization                                      1,308       1,314
     Amortization of intangibles                                          135        --
     Acquired in-process research and technology                          283        --
     Amortization of discount on long-term notes payable                 --           478
     Amortization of deferred charges                                      14         277
     Amortization of stock-based compensation                           1,424       5,457
     Impairment of equity investment - eSpoc Inc.                         759        --
     Loss on equity investment - Rebop Media, Inc.                        796        --
     Changes in operating assets and liabilities:
        Accounts receivable                                             2,182      (1,308)
        Prepaid expenses and deferred production costs                     (4)       (465)
        Other assets                                                       48       2,474
        Accounts payable and other liabilities                         (1,973)      1,179
        Deferred revenue                                                 (433)        537
                                                                     --------    --------
          Net cash used in operating activities                       (11,346)    (11,668)
                                                                     --------    --------
Cash flows from investing activities:
   Net proceeds from (purchases of) short-term investments             12,942     (38,284)
   Purchase of long-term investment                                      --        (3,000)
   Acquisition of property and equipment                                 (214)     (4,276)
   Acquisition of Rebop Media, Inc., net of cash acquired              (3,345)       --
                                                                     --------    --------
         Net cash provided by (used in) investment activities           9,383     (45,560)
                                                                     --------    --------
Cash flows from financing activities:
   Repayment of borrowings under bank line of credit                     --        (3,000)
   Repayment of subordinated notes                                       --       (20,000)
   Net proceeds from issuance of common stock                             578      76,080
   Treasury stock purchase                                               (287)       --
   Proceeds from capital lease financing                                 --           277
   Payment of principal on capital lease financing                       (589)       (583)
                                                                     --------    --------
          Net cash (used in) provided by financing activities            (298)     52,774
                                                                     --------    --------
Net decrease in cash and cash equivalents                              (2,261)     (4,454)
Cash and cash equivalents, beginning of period                          4,519      17,174
                                                                     --------    --------
Cash and cash equivalents, end of period                             $  2,258    $ 12,720
                                                                     ========    ========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
       Interest                                                      $     76    $    557
                                                                     --------    --------
     Non-cash transactions:
       Stock-based compensation, net of cancellations                $    151    $  1,418
                                                                     --------    --------

   The accompanying notes are an integral part of these financial statements.

                                 ELOQUENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

Eloquent, Inc. ("Eloquent" or the "Company") provides rich media applications ("Eloquent LaunchForce") that help companies communicate critical new product information to globally based employees, partners and customers quickly and cost-effectively. Eloquent LaunchForce manages an enterprise's complex product launches, enabling organizations to deliver clear, consistent messages through interactive presentations that incorporate video, audio, slides, demos, text, and Question & Answer sessions. Eloquent also produces rich media solutions through the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. These rich media presentations can be delivered via the Eloquent LaunchForce application or CD-ROMs.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2000.

The preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

NOTE 2 -- EQUITY TRANSACTIONS

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

Stock Repurchase Program

In May 2001, Eloquent's Board of Directors authorized the repurchase of up to 250,000 shares of the Company's outstanding common stock. At September 30, 2001, the Company had purchased 246,000 shares at an average price of $1.17 per share.

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

NOTE 3-- NET LOSS PER SHARE

Eloquent computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares are composed of common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants and are included in the diluted net loss per share to the extent that they are dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                           Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
                                                          --------------------    --------------------
                                                            2001        2000        2001        2000
                                                          --------    --------    --------    --------
Net loss                                                  $ (4,986)   $ (8,602)   $(15,885)   $(29,064)
                                                          ========    ========    ========    ========
Denominator:
    Weighted average common stock outstanding               19,121      17,281      18,735      14,727
    Weighted average common stock subject to repurchase       (511)        (96)       (626)       (109)
                                                          --------    --------    --------    --------
Denominator for basic and diluted calculation               18,610      17,185      18,109      14,618
                                                          ========    ========    ========    ========
Basic and diluted net loss per share                      $  (0.27)   $  (0.50)   $  (0.88)   $  (1.99)
                                                          ========    ========    ========    ========
Anti-dilutive securities:
    Options to purchase common stock                         3,907       4,122       3,907       4,122
                                                          --------    --------    --------    --------
    Warrants                                                   159         609         159         609
                                                          --------    --------    --------    --------
                                                             4,066       4,731       4,066       4,731
                                                          ========    ========    ========    ========

NOTE 4 -- INTANGIBLE ASSETS AND GOODWILL

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The statement contains transition provisions related to goodwill acquired in a business transaction after June 30, 2001. The transition provisions require that goodwill acquired after June 30, 2001 not be amortized but be tested for impairment in accordance with APB No.17, "Intangible Assets" or SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as appropriate, until SFAS 142 is adopted in its entirety. In July 2001, Eloquent completed its acquisition of Rebop Media, Inc. and adopted the transition provisions of SFAS 142. See Note 5.


NOTE 5 -- ACQUISITION OF REBOP MEDIA, INC.

In October 2000, Eloquent and Rebop Media, Inc. ("Rebop"), a recently-formed live video-based Web conferencing company, entered into a strategic relationship where-by Eloquent invested approximately $1.5 million in Rebop. The investment was for Series A preferred stock and represented approximately 18% of Rebop's capital stock, on an as-if converted basis. Eloquent also held the right, subject to Eloquent's Board of Directors' approval, to acquire Rebop if Rebop successfully installed its product in three customer sites. Eloquent exercised this right in April 2001. In July 2001, Eloquent completed its acquisition of all the outstanding shares of Rebop common stock and common stock options for approximately $3.8 million in cash, 850,000 shares of common stock and common stock options valued at approximately $1.2 million and acquisition costs of approximately $310,000. The value of the common stock and options was determined based on the average market price of Eloquent's common stock over the 5-day period before and after the terms of the acquisition were announced in June 2001. The 1.5 million shares of Rebop's series A preferred stock owned by Eloquent were canceled as part of the transaction. At the closing of the acquisition, ten percent of the stock to be issued and cash to be paid to the former shareholders of Rebop was placed in escrow to secure certain indemnification obligations contained in the merger agreement. The escrow will terminate six months following the closing.

Rebop's Web conferencing solution, "LaunchForce Live", is designed to integrate with Eloquent's "LaunchForce OnDemand" software. As a result of the acquisition, Eloquent's customers are expected to benefit from a fully integrated live-to-on demand business communications solution. Cliff Reid, Eloquent's Chief Executive Officer, served as President and Chief Executive Officer of Rebop.

The initial investment in Rebop was accounted for using the equity method and accordingly, the investment was written down by the losses, excluding stock-based compensation charges, incurred by Rebop through the date of the acquisition, of $1.3 million. Eloquent recognized the operating expenses incurred by Rebop of $1.7 million, including stock-based compensation charges of $358,000, as research and development expense. The acquisition has been accounted for in accordance with SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Pro forma information reflecting the results of Rebop's operations for the periods prior to the acquisition of Rebop have not been presented as Rebop's operating results have been recognized by the Company since Rebop's inception.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of Rebop is as follows (in thousands):


                Tangible assets acquired               $  238
                Acquired technology                     1,492
                Patents                                   207
                Goodwill                                3,230
                In-process research and development       283
                Liabilities assumed                       (77)
                                                       ------
                   Total                               $5,373
                                                       ======

Acquired technology of approximately $1.5 million is being amortized over a three-year useful life. Patents of $207,000 are being amortized over a five-year useful life. Goodwill of $3.2 million is being accounted for in accordance with SFAS 142. The $283,000 attributable to in-process research and development was expensed on the acquisition date in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method."

NOTE 6 -- STRATEGIC INVESTMENT

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

NOTE 7-- LONG-TERM NOTES PAYABLE AND EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
         DEBT

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

The gross consideration received from the notes was allocated between the notes and the warrants in accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" as follows (in thousands):

                   Long-term notes payable   $  12,500
                   Warrants                      7,500
                                             ---------
                   Gross consideration       $  20,000
                                             =========

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

NOTE 8 -- RESTRUCTURING ACTIVITIES

In December 2000, Eloquent announced a plan to restructure operations that resulted in a charge totaling $4.0 million. The restructuring is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, Eloquent gave notice of termination in December 2000 to 80 employees and consultants and recorded approximately $1.4 million related to salary and termination benefits. The restructuring charge includes $356,000 for the buy-out of capital leases related to impaired equipment and elimination of maintenance contracts for impaired software. Eloquent plans to reduce expenditures for office space and is actively negotiating lease terminations, where feasible, and pursuing sub-leases where lease termination is not feasible for identified properties. The restructuring charge includes approximately $1.8 million for lease expense. This charge reflects payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates.

In June 2001, Eloquent recorded an additional $1.4 million restructuring charge for lease expense as a result of deteriorating real estate market conditions resulting in lower facility lease rates than estimated for the initial restructuring charge.

At September 30, 2001 Eloquent had made payments of $1.4 million related to salary and termination benefits, $1.2 million related to lease arrangements and other expenses and had a remaining accrual balance of approximately $742,000 in short-term liabilities and $1.6 million in long-term liabilities.

NOTE 9 -- DERIVATIVE INSTRUMENTS

Effective January 1, 2001, Eloquent adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of the statement did not materially affect the financial statement presentation.

NOTE 10 -- RECLASSIFICATIONS

Certain amounts reported in the previous year have been reclassified to conform to the current year presentation. The reclassification did not affect the previously reported net loss.

NOTE 11 -- CONTINGENCIES

Beginning in July 2001, Eloquent and certain of its directors and officers were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York (the "Court"). Similar complaints were filed in the same Court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. In each of these complaints, the plaintiffs allege that Eloquent, certain of its officers and directors and its initial public offering underwriters violated the federal securities laws because Eloquent's initial public offering registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the initial public offering underwriters. The plaintiffs seek unspecified monetary damages and other relief.

On September 7, 2001, the Court ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, Eloquent has not been required to answer any of the complaints, and no discovery has been served on Eloquent. Eloquent believes these lawsuits are without merit and intends to defend against them vigorously.

In addition to the foregoing matters, from time to time, Eloquent may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in this or other matters may arise from time to time that may harm our business, financial condition, results of operations or cash flows.

NOTE 12 -- RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of APB No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

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

Overview

         We incorporated in Delaware in March 1995. In February 1996, we launched Version 1.0 of our solutions platform, which included the essential elements of content production and navigation, including synchronized video, audio, graphics and text as well as searchable transcripts, for delivery on CD-ROM only. In July 1996, we launched Version 2.0, which expanded delivery from CD-ROM to intranets, included searchable slides and added variable speed playback. In November 1997, we launched Version 3.0. It further expanded delivery options to include Web-based transmissions at 28.8 Kbps and added tracking and reporting and software demonstrations. In April 1998, we introduced our content hosting service and software. In January 1999, we launched our professional services organization to provide integration services and professional media development services. In April 1999, we launched Version 4.0 of our solutions platform, which added support for high-resolution video and the ability for application developers to customize certain aspects of our software. In December 1999, we launched Version 5.0, which offers advanced integration, search navigation and analysis features. In August 2000, we launched Version 6.0, which allows enterprises to organize, manage, secure, personalize and enrich all forms of streaming content. In December 2000, we introduced Version
6.1 which supports rich media content creation. In May 2001, we introduced Eloquent LaunchForce, rich media applications that help organizations manage their complex product launches through interactive presentations that incorporate video, audio, slides, demos, text, and Questions & Answers (Q&A). The presentations can be created by our customer with the application or created by Eloquent.

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

         A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. Two customers, Compaq Computer Corporation and FileNET Corporation, accounted for more than 10% of our total revenue for the three months ended September 30, 2001 and no customer accounted for more than 10% of our total revenue for the comparable period in 2000. One customer, Compaq Computer Corporation, accounted for more than 10% of our revenue during the nine months ended September 30, 2001. No customer accounted for more than 10% of our revenue for the nine months ended September 30, 2000. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

         Stock-based compensation charges consist primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Through September 30, 2001, we have recorded a total of $13.2 million in stock-based compensation charges in connection with stock option grants to our employees and consultants, which is being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

         We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2001, we had an accumulated deficit of $102.0 million. In December 2000, we announced a plan to restructure operations and gave notice of termination to 80 employees and consultants. The restructuring is intended to better align Eloquent with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth. In December 2000, we introduced the Eloquent Communications Server Version 6.1 which supports rich media content creation. In May 2001, we introduced Eloquent LauchForce, the next generation of our software. Our restructuring activities support the transition of our product focus to Eloquent LaunchForce from the production of rich media events. We expect to increase our operating expenses commensurate with increases in revenue. If we will not able to increase revenue, our business, financial condition and operating results would suffer.

Results of Operations

         The following table sets forth certain statement of operations data for the periods indicated as a percentage of total revenue.

                                            Three Months Ended Nine Months Ended
                                               September 30,     September 30,
                                            ------------------ -----------------
                                               2001     2000     2001     2000
                                               ----     ----     ----     ----
Revenue:
     Software licenses and maintenance           26%      31%      31%      35%
     Content production services                 73       57       67       55
     Professional services                        1       12        2       10
                                               ----     ----     ----     ----
                 Total revenue                  100      100      100      100
                                               ----     ----     ----     ----
Cost of revenue:
     Software licenses and maintenance           44       11       27        8
     Content production services                 59       51       46       33
     Professional services                        6       11        6       12
     Stock-based compensation                    (1)      (5)      (1)    --
                                               ----     ----     ----     ----
                 Total cost of revenue          108       68       78       53
                                               ----     ----     ----     ----
     Gross margin                                (8)      32       22       47
                                               ----     ----     ----     ----

Operating expenses:
     Research and development:
       Other research and development           111       51       89       29
       Stock-based compensation                  23        4        9        4
                                               ----     ----     ----     ----
                                                134       55       98       33
                                               ----     ----     ----     ----
     Sales and marketing:
       Other sales and marketing                202      197      149      121
       Stock-based compensation                  (2)      (1)    --          8
                                               ----     ----     ----     ----
                                                200      196      149      129
                                               ----     ----     ----     ----
     General and administrative:
       Other general and administrative         108       44       71       28
       Stock-based compensation                  25       31       22       30
                                               ----     ----     ----     ----
                                                133       75       93       58
                                               ----     ----     ----     ----

     Restructuring expense                     --       --         30     --
     In-process research and development         26     --          6     --
                                               ----     ----     ----     ----
                 Total operating expenses       493      327      376      219
                                               ----     ----     ----     ----
Loss from operations                           (501)    (295)    (354)    (172)

Interest and other income                        36       27       33       17
Interest expense and other charges               (1)      (4)      (2)     (11)
Impairment of investment                       --       --        (16)    --
                                               ----     ----     ----     ----
Net loss before extraordinary item             (466)    (272)    (339)    (166)
Extraordinary loss on extinguishment of debt   --       --       --        (57)
                                               ----     ----     ----     ----
Net loss                                       (466)%   (272)%   (339)%   (223)%
                                               ====     ====     ====     ====

Three and Nine Months Ended September 30, 2001 and 2000

         Revenue. Total revenue decreased to $1.1 million for the three months ended September 30, 2001 from $3.2 million for the same period in 2000. Total revenue for the nine months ended September 30, 2001 decreased to $4.7 million from $13.0 million for the comparable period in 2000. The decline in revenue from the third quarter of 2000 to the third quarter of 2001 is reflective of difficult global economic conditions and the Company's transition of its product focus to LaunchForce, a rich media business communication solution encompassing our software applications and services, from the production of rich media events. The Company believes that cost-cutting efforts by customers is resulting in reduced capital expenditure budgets thereby delaying purchasing decisions. Assuming no improvement in the current economic climate, the Company anticipates that customers will continue to review their expenditures and may eliminate or defer those projects and purchases determined to be non-critical. The Company believes that while the impact of the recent terrorist attacks in New York and Washington and the slowing economy has reduced our customer's capital expenditure budgets, it has also increased the need for effective global product launches that do not rely on travel. LaunchForce is designed to meet this need. Therefore, to enable companies to adopt LaunchForce, we introduced a program called "FirstLaunch" which is tailored to fit into existing marketing budgets. This will enable companies with limited capital budgets to adopt LaunchForce on a rental basis, with an option to purchase or to continue renting in the future

         Software licenses and maintenance. Revenue from software licenses and maintenance decreased to $284,000 for the three months ended September 30, 2001 from $984,000 for the same period in 2000. For the nine-month periods ended September 30, revenue decreased to $1.5 million in 2001 from $4.6 million in 2000. The decreases were due to fewer sales of our software and fewer maintenance renewals from our customers.

         Content production services. Content production services revenue decreased to $778,000 for the three months ended September 30, 2001 from $1.8 million for the same period in 2000. The decrease in revenue reflects a reduction in the number of rich media events produced to 26 in the current quarter from 76 in the same quarter in the prior year. However, the average revenue per event increased to $30,000 in 2001 from $24,000 in 2000. For the nine months ended September 30, 2001, revenue was $3.2 million compared to $7.1 million for the same period in 2000. The number of rich media events produced fell to 131 from 266 for the nine-month comparable periods. The average revenue per event was $24,000 for the nine-month period in 2001 compared to $27,000 for the same period in 2000.

         Professional services. Professional services revenue was $10,000 for the three months ended September 30, 2001 and $365,000 for the three months ended September 30, 2000. Revenue was recognized on 2 professional services engagements in the third quarter of 2001 compared to 19 professional services engagements for the same period in 2000. Professional services revenue decreased to $79,000 for the nine months ending September 30, 2001 from $1.3 million for the nine months ending September 30, 2000. Revenue was recognized on 5 professional services engagement for the nine-month period in 2001 compared to 19 engagements in 2000.

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

         Software licenses and maintenance. Cost of software licenses and maintenance was $470,000 in the three months ended September 30, 2001 compared to $348,000 for the same period in 2000. Cost of software licenses and maintenance increased to $1.2 million for the nine months ended September 30, 2001 from $1.1 million for the nine months ended September 30, 2000. The increases for both the three month and nine month periods are attributable to the higher payroll and overhead expenses associated with the introduction of application hosting.

         Content production services. Cost of content production was $631,000 for the three months ended September 30, 2001 compared to $1.6 million for the same period in 2000. For the nine-month periods ended September 30, cost of content production decreased to $2.1 million in 2001 from $4.3 million in 2000. The decreases in expenses were primarily due to the restructuring initiatives undertaken in December 2000. The restructuring included the termination of numerous employees and temporary employees. Accordingly, the decreases are due to reduced personnel expenses and related facilities and infrastructure and support charges.

         Professional services. Cost of professional services was $59,000 for the third quarter in 2001 compared to $340,000 for the third quarter in 2000. Cost of professional services was $301,000 for the nine months ended September 30, 2001 compared to $1.6 million for the nine months ended September 30, 2000. The majority of the decreases for both the three and nine month periods are due to reduced personnel and recruiting costs as a result of the December 2000 restructuring initiatives. The negative gross margin in the current period is due to start-up activities in the professional services organization. We are continuing to redefine our professional services product offerings in response to the introduction of the Eloquent LaunchForce application.

         Operating expenses. For the three months ended September 30, 2001, operating expenses were $5.3 million compared to $10.3 million for the three months ended September 30, 2000. Without the effect of stock-based compensation charges, operating expenses for the third quarter in 2001 and 2000 would have been $4.8 million and $9.2 million, respectively. For the nine months ended September 30, 2001, operating expenses were $17.6 million compared to $28.5 million for the nine months ended September 30, 2000. Without the effect of stock-based compensation charges, operating expenses for the nine months in 2001 and 2000 would have been $16.1 million and $23.1 million, respectively.

         Other research and development. Research and development expenses consist primarily of personnel expenses associated with software development. Research and development expenses were $1.2 million for the three months ended September 30, 2001 compared to $1.6 million for the three months ended September 30, 2000. The decrease in expense in the current period reflects reduced expenditures on consultants. Research and development expenses were $4.2 million for the nine months ended September 30, 2001 and $3.8 million for the nine months ended September 30, 2000. The increase in expense in the current period reflects expenses incurred by Rebop, which due to certain accounting requirements, were required to be included in our operating results prior to the acquisition. This was partially offset by reduced expenditures on consultants. We expect research and development expenses to increase in absolute dollars as we seek to increase the functionality of our solutions platforms.

         Other sales and marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services and personnel and marketing materials and expenses associated with the marketing of our products and services. Sales and marketing expenses were $2.2 million for the three months ended September 30, 2001 compared to $6.2 million for the three months ended September 30, 2000. Sales and marketing expenses were $7.0 million for the nine months ended September 30, 2001 compared to $15.7 million for the nine months ended September 30, 2000. The decreases for both the three and nine month periods were due to reduced personnel expenses and recruiting costs associated with the reduction in our sales force and marketing staff as a result of the December 2000 restructuring initiatives as well as the reduced travel and entertainment costs associated with fewer personnel. We expect sales and marketing expenses to increase at a rate commensurate with increases in revenue.

         Other general and administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional services fees and facilities costs. General and administrative expenses were $1.2 million for the three months ended September 30, 2001 compared to $1.4 million for the three months ended September 30, 2000. General and administrative expenses were $3.3 million for the nine months ended September 30, 2001 and $3.6 million for the nine months ended September 30, 2000. The decreases for both the three and nine month periods were due to reduced personnel expenses as a result of the December 2000 restructuring initiatives and lower bad debt expenses offset by slightly higher professional services fees.

         Stock-based compensation expense. Stock-based compensation expense consists primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation expense was $493,000 for the third quarter of 2001 compared to $1.1 million for the third quarter of 2000. Stock-based compensation expense was $1.5 million for the nine months ended September 30, 2001 compared to $5.4 million for the nine months ended September 30, 2000. The decrease in expense for both periods was due to accelerated vesting in prior periods and the reversal of amortized stock-based compensation expense related to cancellations, resulting from employee terminations during 2001, of unvested stock options previously granted. Stock-based compensation charges are presented within the relevant functional expenses and are being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

         Restructuring expense. In June 2001, Eloquent recorded $1.4 million in additional restructuring expense relating to various office leases as part of our December 2000 restructuring plan. The restructuring charge reflects estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates.

         In-process research and development expense. In July 2001, Eloquent completed its acquisition of all the outstanding shares of Rebop common stock and common stock options for approximately $3.8 million in cash, 850,000 shares of common stock and common stock options valued at approximately $1.2 million and acquisition costs of approximately $310,000. The value of the common stock and options was determined based on the average market price of Eloquent's common stock over the 5-day period before and after the terms of the acquisition were announced in June 2001. The purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of Rebop. Accordingly, Eloquent recorded a $283,000 charge for in-process research and development. See
Note 5 - Acquisition of Rebop Media, Inc. to the condensed consolidated financial statements.

         Interest income and other income. Interest income and other income consist primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest income and other income was $389,000 for the three months ended September 30, 2001 compared to $838,000 for the three months ended September 30, 2000. Interest income and other income was $1.5 million for the nine months ended September 30, 2001 compared to $2.3 million for the comparable period in 2000. The decreases for both the three and nine month periods were due to lower average balances.

         Interest expense and other charges. Interest expense and other charges were $11,000 for the three months ended September 30, 2001 and $135,000 for the comparable quarter in 2000. The decrease is attributable to the expiration of several lease lines and the bank line of credit. Interest expense and other charges for the nine months ended September 30, 2001 decreased to $86,000 from $1.4 million for the nine months ended September 30, 2000. Interest expense and other charges for the nine months ended September 30, 2000 consisted primarily of interest paid and amortization of the debt issuance costs and the discount related to the $20.0 million subordinated notes and warrants. The subordinated notes were repaid upon our initial public offering in February 2000.

         Impairment of investment. In March 2000, Eloquent and eSpoc Inc. ("eSpoc"), a provider of an electronic marketplace for the purchase and liquidation of medical equipment and supplies, entered into a strategic relationship. See Note 6 - Strategic Investments to the condensed consolidated financial statements. In the second quarter of 2001, Eloquent re-evaluated the carrying value in eSpoc and determined the investment to be fully impaired. Eloquent recognized as a loss the remaining carrying value of $759,000.

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

Liquidity and Capital Resources

         Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.4 million. At September 30, 2001, we had approximately $25.2 million of cash, cash equivalents and short-term investments.

         Net cash used in operating activities was $11.3 million for the nine months ended September 30, 2001 and $11.7 million for the nine months ended September 30, 2000. Net cash used in operating activities in 2001 was primarily attributable to net losses and a reduction in accounts payable and accrued liabilities. This was partially offset by a reduction in accounts receivable as we actively pursued collections. Net cash used in operating activities in 2000 was primarily attributable to net losses.

         Net cash provided by investing activities was $9.4 million in the nine months ended September 30, 2001 compared to net cash used in investing activities of $45.6 million for the nine months ended September 30, 2000. Net cash provided by investing activities in 2001 was primarily related to the sale of short-term marketable securities. This was partially offset by cash used for the acquisition of Rebop. Net cash used in investing activities in 2000 was related primarily to investments in short-term marketable securities, purchases of property and equipment and investment in eSpoc.

         Net cash used in financing activities was $298,000 for the nine months ended September 30, 2001 compared to net cash provided by financing activities of $52.8 million for the nine ended September 30, 2000. Net cash used in financing activities in 2001 resulted primarily from principal payments on our capital leases and the repurchase of Eloquent common stock. This was partially offset by cash received for common stock issuances. Net cash provided by financing activities in 2000 resulted primarily from the sale of common stock in our initial public offering, partially offset by repayment of borrowings.

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

Recent Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of APB No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

Risk Factors

         Our business, financial condition or operating results could be seriously harmed by any of the following risks. In addition, the trading price of our common stock could decline due to any of the following risks, and you may lose all or part of your investment.

Risks Related to our Business

We compete in new and rapidly evolving technology and Web-related markets, we need to manage product transitions and to develop new product features in order to succeed.

     Our future success depends in part on our ability to manage the product transition from focusing on providing rich media content production services to providing our rich media business communications solution, Eloquent LaunchForce. Managing this transition and marketing Eloquent LaunchForce requires us to present a compelling value proposition to our potential customers. Therefore, we must do the following:

         o     identify new applications for our existing products;

         o anticipate the features and functionality that will reduce our customers' costs as well as the time from customer product introduction to first revenue;

         o incorporate those features and functionality into products that can be easily deployed;

         o     communicate  and  demonstrate  the  operational   impact  of  the
               features and functionality; and

         o price our products competitively and offer flexible licensing models.

         If we are not successful in achieving these objectives on a long-term basis, our business, financial condition and operating results will suffer.

We expect to continue to incur losses, and as a result we may not achieve profitability.

         We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred a net loss of approximately $15.9 million in the nine months ended September 30, 2001 compared to $29.1 million in the nine months ended September 30, 2000. As of September 30, 2001, we had an accumulated deficit of approximately $102.0 million. In December 2000, we announced a plan to restructure operations. The plan is intended to better align us with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, we gave notice of termination in December 2000 to over 80 employees and consultants. This resulted in excess equipment and furniture and unused leased facilities. Accordingly, we plan to reduce expenditures for office space and have written-off the carrying value of excess equipment and furniture, abandoned leasehold improvements and certain software and technology assets. In June 2001, we recorded additional restructuring expense relating to various office leases as part of our December 2000 restructuring plan. The restructuring charge reflects estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. Although we have initiated actions to reduce cash expenditures and expenses, there can be no assurance that we will be successful in generating additional revenue or achieving profitability.

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

         o the slowdown and potential recession of the US and international economies may cause customers to defer or decrease their orders, resulting in fewer sales;

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

         If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, our top 10 customers during the nine months ended September 30, 2001 accounted for a majority of our revenue during that period. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

The length of our sales cycle is uncertain and therefore could cause significant variations in our operating result.

         Because our customers are typically large corporations, the length of our sales cycle -- the time between an initial customer contact and completing a sale -- can be unpredictable. The time between the date of our initial contact with a potential new customer and the execution of a sales contract with that customer ranges from less than two weeks to more than three months, depending on the size of the customer, the application of our solution and other factors. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. During the sales cycle, we may expend substantial sales and management resources without generating corresponding revenue. Our expense levels are relatively fixed in the short term and are based in part on our expectations of our future revenue. As a result, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represents a large portion of our revenue. The current slowdown, and potential recession, in the US and international economies may cause our sales cycle to lengthen even further. If this occurs, our orders and revenue may be adversely impacted.

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

We face intense competition for qualified personnel, which could impair our ability to recruit and retain key personnel.

         Our ability to develop, market and sell our solutions and to maintain our competitive position depends on our ability to attract, retain and motivate highly skilled technical, sales and marketing and other personnel. Despite the economic downturn, there is a limited number of people with the necessary technical skills and understanding, and competition for their services, particularly in the San Francisco Bay Area, continues to be intense. We continue to recruit in several key areas, if we fail to recruit or retain these personnel, our ability to develop, market and sell our solutions will suffer.

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

We will depend on revenue from our content and application hosting business, which will suffer if our hosting equipment and software experience system failures.

         Our future success depends in part on our ability to successfully host our customers' content on our servers. Our ability to host content will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We do not have fully redundant content hosting systems, a formal disaster recovery plan or alternative providers of hosting services. We also may not have business interruption insurance sufficient to compensate us for losses that may occur. All of our content hosting servers are located at AT&T Hosting Services ("AT&T") facilities in Redwood City, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures or similar events. They are also subject to computer viruses, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the AT&T facility could result in interruptions in our content hosting service. In addition, the failure by AT&T to provide the data communications capacity that we require could result in interruptions in our content hosting service. Any damage to or failure of our content hosting systems could result in interruptions in our content hosting service. System interruptions will reduce our revenue and profits, and our future revenue and profits will be harmed if our customers believe that our content hosting system is unreliable.

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

Risks Related to the Internet

Our future success depends on continued growth in use of the worldwide web for business-to-business communications.

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

         Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. These requirements include maintaining a minimum bid price of $1.00 and minimum net tangible assets of $4.0 million. The minimum bid price for our common stock has been below $1.00 on several occasions recently. Our net tangible assets are approximately $31.0 million at September 30, 2001, however, if we continue to experience losses from operations and we are unable to raise additional funds, our net tangible assets will decline. Although these requirements are not being enforced through December 31, 2001, the Nasdaq National Market may begin to enforce these requirements again in January 2002. If as a result of the application of these listing requirements, our common stock were delisted from the Nasdaq National Market, our stock would become hard to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

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

                           PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Beginning in July 2001, Eloquent and certain of its directors and officers were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York. These actions include (1) Pond Equities v. Eloquent, Inc., et al., Case No.
01-CV-6775; (2) Zitto Investments, Inc. v. Eloquent, Inc., et al., Case No. 01-CV-7591; (3) Bartula v. Eloquent, Inc., et al., Case No. 01-CV-7607; and (4) Holleran v. Eloquent, Inc., et al., Case No. 01-CV-7698. Similar complaints were filed in the same Court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. In each of these complaints, the plaintiffs allege that Eloquent, certain of its officers and directors and its initial public offering underwriters violated the federal securities laws because Eloquent's initial public offering registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the initial public offering underwriters. The plaintiffs seek unspecified monetary damages and other relief.

         On August 8, 2001, all of the above-referenced lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, Eloquent has not been required to answer any of the complaints, and no discovery has been served on Eloquent. Eloquent believes these lawsuits are without merit and intends to defend against them vigorously.

         In addition to the foregoing matters, from time to time, Eloquent may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in this or other matters may arise from time to time that may harm our business, financial condition, results of operations or cash flows.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 5, 2001, pursuant to a First Amended and Restated Agreement and Plan of Merger dated June 22, 2001 by and among Eloquent, Rebop Media, Inc. ("Rebop"), Rebop Acquisition Corp. and Certain Shareholders of Rebop, Eloquent acquired all outstanding shares of capital stock of Rebop in exchange for 802,481 shares of common stock and approximately $3.8 million. In addition, the former Rebop option holders received options to purchase an aggregate of 47,514 shares of Eloquent common stock.

         The issuance and sale of the unregistered securities were deemed to be exempt from the registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon
Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with Eloquent, to information about Eloquent.


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

       10.06             1999 Equity Incentive Plan, as amended.

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

       10.24******       Employment  Offer  Letter,  dated June 6, 2001  between
                         Eloquent and M. Edward Molkenbuhr

       10.25******       Employment  Offer  Letter,  dated June 28, 2001 between
                         Eloquent and Joseph Cortale

------------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Regulation Statement on Form S-1 (SEC File No. 333-89537).

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

****** Incorporated by reference to the same numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.


         (b)  Reports on Form 8-K

              The Company filed a report on Form 8-K on July 6, 2001 and an amended report on Form 8-K/A on September 7, 2001, reporting the Company's acquisition of the outstanding capital stock of Rebop Media, Inc.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2001      ELOQUENT, INC.



                            By: /s/ R. John Curson
                                -----------------------------------------------
                                R. John Curson
                                Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)