Form 10-Q/A
period 2001-09-30
ELOQUENT INC
filed 2001-12-20
CIK 1003265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

This amendment to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001, filed November 14, 2001, corrects an error caused by the financial printer in our Net loss as reflected in the Condensed Consolidated Statements of Operations. The financial printer transposed the columns reporting the numbers for the three and nine month periods. With the exception of the correction of such information as noted, all information contained in this amended Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001, has not been revised.


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

                                 ELOQUENT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                               --------------------    --------------------
                                                 2001        2000        2001        2000
                                               --------    --------    --------    --------
Revenue:
     Software licenses and maintenance         $    284    $    984    $  1,453    $  4,601
     Content production services                    778       1,805       3,155       7,065
     Professional services                           10         365          79       1,321
                                               --------    --------    --------    --------
             Total revenue                        1,072       3,154       4,687      12,987
                                               --------    --------    --------    --------

Cost of revenue:
     Software licenses and maintenance              470         348       1,243       1,052
     Content production services                    631       1,624       2,135       4,340
     Professional services                           59         340         301       1,578
     Stock-based compensation                        (9)       (152)        (60)         22
                                               --------    --------    --------    --------
             Total cost of revenue                1,151       2,160       3,619       6,992
                                               --------    --------    --------    --------
     Gross margin                                   (79)        994       1,068       5,995
                                               --------    --------    --------    --------

Operating expenses:
     Research and development:
       Other research and development             1,187       1,597       4,151       3,754
       Stock-based compensation                     245         139         445         575
                                               --------    --------    --------    --------
                                                  1,432       1,736       4,596       4,329
                                               --------    --------    --------    --------
     Sales and marketing:
       Other sales and marketing                  2,166       6,225       6,967      15,728
       Stock-based compensation                     (17)        (28)          8       1,004
                                               --------    --------    --------    --------
                                                  2,149       6,197       6,975      16,732
                                               --------    --------    --------    --------
     General and administrative:
       Other general and administrative           1,156       1,376       3,347       3,577
       Stock-based compensation                     265         990       1,031       3,856
                                               --------    --------    --------    --------
                                                  1,421       2,366       4,378       7,433
                                               --------    --------    --------    --------
     Restructuring expense                         --          --         1,400        --
     In-process research and development            283        --           283        --
                                               --------    --------    --------    --------
             Total operating expenses             5,285      10,299      17,632      28,494
                                               --------    --------    --------    --------
Loss from operations                             (5,364)     (9,305)    (16,564)    (22,499)

Interest and other income                           389         838       1,524       2,262
Interest expense and other charges                  (11)       (135)        (86)     (1,374)
Impairment of investment                           --          --          (759)       --
                                               --------    --------    --------    --------
Net loss before extraordinary item               (4,986)     (8,602)    (15,885)    (21,611)
Extraordinary loss on extinguishment of debt       --          --          --        (7,453)
                                               --------    --------    --------    --------
Net loss                                       $ (4,986)   $ (8,602)   $(15,885)   $(29,064)
                                               ========    ========    ========    ========
Basic and diluted net loss per share:
     Net loss before extraordinary item        $  (0.27)   $  (0.50)   $  (0.88)   $  (1.48)
     Extraordinary loss                            --          --          --         (0.51)
                                               --------    --------    --------    --------
     Net loss                                  $  (0.27)   $  (0.50)   $  (0.88)   $  (1.99)
                                               ========    ========    ========    ========
Shares used in computing basic and diluted
     net loss per share                          18,610      17,185      18,109      14,618
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


Date: December 19, 2001     ELOQUENT, INC.



                            By: /s/ R. John Curson
                                -----------------------------------------------
                                R. John Curson
                                Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)