Form 10-K
period 2001-12-31
ELOQUENT INC
filed 2002-03-28
CIK 1003265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

 (Mark one)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934




                       COMMISSION FILE NUMBER: 000-29059
                             ---------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK $0.001 PAR VALUE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 1, 2002 was approximately $6,320,000.

     The number of shares of Common Stock outstanding at February 28, 2002 was 19,346,012 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for Eloquent, Inc.'s Annual Meeting of Stockholders to be held on June 18, 2002 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Eloquent(R) provides sales effectiveness solutions that enable our customers to increase the productivity of their sales and marketing organizations, accelerate new product revenue and reduce product launch expenses. Eloquent's LaunchForce(TM) application enables production and hosting of rich media product and sales content, personalized delivery of the content and detailed measurement of the results. Rich media content involves the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. LaunchForce delivers rich media content on the Web via intranets or extranets or CD-ROMs. Eloquent LaunchForce services include software development and system integration, video and rich media content production and hosting. With LaunchForce, our customers, which are primarily Fortune 1000 companies, roll out new product information to field sales organizations and channel partners, monitor their audience's understanding and adjust content when necessary to improve knowledge transfer. Since our inception in March 1995, we have utilized our rich media technology to help companies improve their ability to deliver critical product and sales information to globally dispersed audiences in a cost-effective and timely manner and have produced content for more than 250 customers.

INDUSTRY BACKGROUND

     Need To Maximize Sales Effectiveness. As companies face increasing pressure to accelerate new product revenue, ramp sales and channels personnel, and reduce product launch expenses, maximizing sales effectiveness becomes critical. In order to increase sales effectiveness, companies need to deliver information in a timely, economical and attractive way -- a requirement that is even more critical given today's increasingly dispersed work force, accelerated product cycles, and complex products and services. Companies attempt to deliver up-to-date information about their products and services to their sales force and their channel partners through a variety of means and using a number of different technologies that, although useful, do not always provide the most efficient and robust means of delivering information. For example:

     - In-person presentations using audio/visual equipment, such as fly-ins or roadshows, provide rich presentations, but are often inconvenient and time-consuming for both the presenter and the audience, and often involve costly travel expenses.

     - Teleconferencing is a relatively inexpensive and fast means of communication, but provides for limited use of visual aids, does not easily accommodate large audiences and requires everyone to participate at the same time.

     - Web and satellite broadcasts, although convenient and useful for large audiences, do not provide personalization and interactivity with the audience.

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

     Emergence of Streaming Media Technology. The Web has evolved from a mass of static, text-oriented pages to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, accessing video and audio files over the Web was impractical because users could not experience the content until the time-consuming process of downloading the files was complete. Today, streaming media technologies and the proliferation of multimedia-capable computers allow almost immediate playback of continuous "streams" of video and audio content over the Web, intranets and extranets. The emergence of streaming media technology has enabled highly interactive, rich media applications to be effectively delivered over the Web, corporate intranets and extranets.

     Opportunity for a Rich Media Sales Effectiveness Solution. Companies now have the ability to deliver business communications over Web-based channels using streaming media technology. However, existing streaming media technology by itself does not give companies the ability to deliver compelling communications that include multiple media, such as video, audio, graphics and text, in a synchronized, easy-to-use format. Furthermore, ensuring sales readiness demands a mechanism for monitoring and maximizing content effectiveness. This involves tracking and measuring the use and understanding of all product and sales information and ensuring the sales collateral, Web content and presentations are current. Thus while companies can obtain the component technologies required to produce and deliver their own rich media content, they face a variety of challenges in combining and customizing technologies to create a sales effectiveness solution. We believe the difficulties associated with increasing the productivity of sales and marketing organizations, accelerating new product revenue and reducing product launch expenses are inducing large companies to seek media-rich packaged applications as part of a complete solution.

PRODUCT EVOLUTION

     In February 1996, we introduced the first version of our solutions platform, which included the essential elements of content production and navigation, including synchronized video, audio, graphics and text as well as searchable transcripts, for delivery on CD-ROM. In following years, we enhanced our content production to include such features as searchable slides, variable speed playback and high-resolution video. In April 1998 we introduced hosting services for content delivery and in January 1999, we launched our professional services organization to provide professional media development services.

     In July 1996, we introduced our application server software, which expanded delivery of content production from CD-ROM to intranets. In November 1997 we enhanced our server software by expanding delivery options to include Web-based transmissions at 28.8 Kbps and tracking and reporting capabilities. In following years, we further enhanced our application software enabling customers to organize manage, secure, personalize and enrich all forms of streaming content. In May 2001, we introduced LaunchForce, a scalable enterprise software solution designed to manage, measure and improve sales and field readiness to globally distributed audiences.

THE ELOQUENT SOLUTION

     Elements of the Solution. Our solution includes the Eloquent LaunchForce Software and Professional Services our customers need to deliver custom, rich media content to their sales force and channel partners.

     Eloquent LaunchForce. LaunchForce is a unique application that enables fully integrated communication between the sales force and channels, executive management and marketing team. This solution allows users to post, access and track the effectiveness of all content. LaunchForce stores, organizes and delivers all content to users through a single, graphical browser interface. Principle elements of our software include:

     - Information Center. The Eloquent LaunchForce Information Center is the access point for users of our software. The friendly user interface allows our customers to easily navigate, to find and access personalized content of all media types. This enables fast, easy access to current sales and product information. Users manage their development by utilizing the personal progress management window. By integrating Eloquent's rich media technology with other data formats, LaunchForce is intended to facilitate increased comprehension and retention.

     - Control Center. The Eloquent LaunchForce Control Center, typically used by an organization's marketing team, allows for fast and easy creation and delivery of product and sales information. An audience-targeting feature allows the user to customize content to different audiences, or reuse content across audiences. LaunchForce stores, organizes and delivers all content through a single graphical browser interface. The product easily supports word processing documents, spreadsheets, rich media presentations, HTML pages, video, audio, quizzes and surveys and events calendars.

     - Tracking Center. The Eloquent LaunchForce Tracking Center allows management to track key sales readiness metrics, including usage, comprehension, reach and user satisfaction. Management can monitor the effectiveness of the materials with integrated testing, quizzes and usage reports and adjust content as messages and channels evolve.

     - Eloquent LaunchForce Studio. LaunchForce Studio is a dynamic authoring and editing environment that allows users to create, edit and publish rich media presentations from the desktop. Using a Web camera, microphone, and Microsoft(R) PowerPoint slides presenters can create, record and edit their own high-quality rich media presentations that deliver complex messages to large audiences over the Internet or via CD-ROM. Presentations can include synchronized audio, video, transcripts, graphics and software demonstrations. Using LaunchForce Studio, customers can create professional presentations without the need to hire a professional production team.

     - Eloquent LaunchForce Live. LaunchForce Live is an optional module that allows customers to deliver complex messages real-time to a live, distributed audience over the Internet as if the presenter and audience were in the same room. With LaunchForce Live, users sit at their desktop PC and use a Web browser and a desktop player to view a video of the speaker, hear audio, and watch Microsoft PowerPoint slides, Web pages, or software demonstrations. Interactive features allow users to respond to polls or ask questions of the speaker. Unique live navigation enables users to respond to interruptions, by pausing the presentation, or enter the presentation late without missing anything. Automatic archiving saves the entire presentation for on-demand viewing. Reporting features record user actions and document who attended the presentation, how long they attended and what features they utilized during the presentation.

     Professional Services. Our professional services organization offers a range of services to meet customer specific needs, including hosting, custom software development and system integration, product launch consulting, and video and rich media content production.

     - Hosting Services. Our optional hosting service enables customers to utilize our software over the Web on our servers, which relieves our customers of the need to manage the servers and solve integration issues. Our hosting solution optimizes performance of LaunchForce and enables scalability, while avoiding potential bandwidth strain to our customers' information technology staff or corporate networks.

     - Professional Implementation and Integration Services. Our professional services organization provides installation and configuration services enabling immediate customer productivity. We also facilitate integration of our sales effectiveness software with our customers' learning management systems, company intranet sites, employee portals or sales automation systems in response to their business requirements.

     - Product Launch Consulting Services. Our product launch consulting services include strategy development, project planning and launch planning development, implementation planning and execution. Project planning and launch plan development includes guidance on best practices to facilitate development of an optimal product launch plan. Implementation planning includes defining milestones, deliverables and schedules to guide the project through deployment and to ensure its timeliness and cost effectiveness.

     - Video and Rich Media Content Production. Our content production services include professional-quality video-taping, editing and digitization as well as audio transcription and translation, graphics production and software demonstration services. We videotape live speakers, using local video crews and simple lighting. We then convert the video into digital format and divide long segments into short talks and remove outtakes. We then "compress" the digital video and audio tracks using compression technologies. Transcription services provide word-for-word audio transcripts that are synchronized to the speakers presentation and are full-text searchable. If desired by the customer, content translation services provide localization of multi-lingual, Roman-script, text files. Graphics production services help our customers design and edit graphic elements for their presentations including Microsoft PowerPoint slides, menu navigation and deployment packaging for CD-ROM or Internet delivery. Our software demonstration services allow our customers to digitally capture and integrate software demonstrations into their rich media presentations.

     - Customer Support. We believe that a high level of customer service and support is critical to the adoption and successful utilization of our sales effectiveness solution -- LaunchForce. Our customer support organization helps customers resolve any issues that arise during the development process. Additionally, we provide an online help-center which contains information on product features and functionality.

     Benefits of the Eloquent Solution. We believe that we have developed the most effective and comprehensive application available for posting, accessing and measuring use and understanding of product and sales information. With LaunchForce, customers gain fully integrated communication between their sales force and channels, executive management and marketing teams thus "closing the loop" of information flow across all audiences. We believe that our solution provides the following compelling customer benefits:

     - Maximize Content Understanding. Central to LaunchForce's effectiveness in knowledge transfer is its support for rich media content. We believe that because rich media captures all of the presenters' enthusiasm, personality and knowledge, it is highly compelling and effective, making it easy for our customers' sales force and channels to learn critical information quickly. This allows the sales force to sell sooner. LaunchForce's support for rich media provides users with business-critical information in an interactive, navigable format with full-text and slide search functionality. We believe this format, combined with advanced streaming functionality for live or on-demand presentations and our delivery of multiple media, including synchronized digital audio, video, graphics and a scrolling transcript, make rich media content more engaging than other forms of business communication thus simplifying learning. We also believe that users comprehend and retain information contained in rich media presentations better than those contained in other methods of communication.

     - Monitor and Maximize Content Effectiveness. To speed product launches and enhance their impact, our customers' executives and managers need to quickly respond to any knowledge transfer problems with the product launch content. LaunchForce allows management to track key field readiness metrics, including usage, comprehension, reach and user satisfaction. LaunchForce incorporates usage reports and quizzes, providing a low cost way to continuously monitor key readiness metrics. Executives and managers can see the results via an at-a glance graphical summary and can drill down to easily determine effectiveness with individual users or targeted audiences. Our customers can also customize reports to highlight specific information or export data for integration with in-house data analysis tools. With this detailed information, executives and managers can proactively revise and update content and incentive programs to optimize sales force understanding.

     - Maximize Sales Readiness with Live Presentations. When launching a new product or service, gaining a competitive advantage requires getting the word out quickly to sales representatives, potential customers and industry analysts -- and by ensuring the message is understood. Live presentations ensure an audiences attention, comprehension and retention, but are time consuming to arrange, and road shows can take weeks or months to complete. LaunchForce Live lets our customers deliver complex messages to a worldwide audience over the Internet as if the presenter and audience were in the same room. Live rich media including video and audio allows presenters to project emotion and enthusiasm. To ensure comprehension, LaunchForce Live allows users to send typewritten or voice mail questions to a moderator, who clarifies or comments on the questions, then forwards them to the speaker for response. Speakers can conduct multiple-choice polls and view the response in real time. Using Eloquent LaunchForce Live, our customers can deliver their message to the Web browsers of as many as 10,000 users worldwide simultaneously, thus eliminating the delay and costs associated with road shows that can take weeks or months. Additionally, LaunchForce Live overcomes the disruption of conference participants who are interrupted during live presentations. LaunchForce Live incorporates play, pause, rewind and fast forward features to allow conference participants who are interrupted to pause the presentation then later resume where they left off. When joining an event that has already begun, attendees can start at the beginning to review what they have missed, then join the event in real-time, or they can join the event in process. The LaunchForce Live module is integrated with the LaunchForce product thereby allowing our customers to automatically archive their presentations including video, audio, slides, polling and Web-guided tours. Thus participants unable to attend the live event, can play back an archived copy of the event in its entirety.

     We believe that these benefits can result in a number of strategic and competitive advantages for our customers. For example:

     - Speed Time to Market. By using LaunchForce and LaunchForce Live to educate its sales force about a new product introduction instead of having the product manager travel to each sales office to do so in person, our customers can commercially launch new products more quickly. Additionally, the LaunchForce Control Center enables marketing, sales and training teams to create and distribute content customized to different audiences, such as customers, sales and channel partners. The Control Center provides a single place to define and assign deliverables, to track progress on deliverables and to author, upload and update content. By streamlining the content creation and distribution process, our customers' sales force and channels are able to learn critical information quickly thus allowing them to sell products and services sooner.

     - Increased Employee Productivity. Using our solutions means that a key business presentation only needs to be made once, thereby freeing the presenter to focus on his or her work instead of traveling to different offices to make the presentation. Work interruptions can be minimized because employees view the presentation at a time and place convenient to them instead of when the presenter is available. In addition, we believe our interactive, searchable, navigable format and engaging rich media presentation enables employees to comprehend and retain information better than that contained in traditional forms of business presentation.

     - Reduce Expenses. Our solution eliminates many of the costs associated with traditional business presentations, including airline, hotel and other travel expenses for event participants, facilities costs and the opportunity costs associated with diverting employees from their work schedules. In addition, LaunchForce Studio, our authoring and editing environment, allows users to create, edit and publish rich media presentations, thus reducing or eliminating the cost our customer would incur producing the presentation with a professional team.

STRATEGY

     Our objective is to develop a leadership position in providing rich media solutions to enhance sales effectiveness. The key elements of our strategy are:

     FirstLaunch. Our FirstLaunch program is designed to ensure that a company's first experience with LaunchForce is successful with minimal business risk. FirstLaunch, is an offering of prepackaged hardware, software and services aimed at those companies that have recurring product launch needs. The FirstLaunch program consists of those components required to ensure sales and field readiness, including LaunchForce software, cameras and hardware for self-publishing, optional hosting services for the software, and LaunchForce consulting services including training and sharing of best practices. The FirstLaunch program enables companies to use LaunchForce for a 90-day rental period, after which they can purchase the solution or continue renting in the future. To ensure that FirstLaunch is successfully implemented, we provide the following services:

     - Planning and Set Up. Our professional services organization will set up all the hardware and software needed to implement LaunchForce and train our customers product launch or marketing team on how to use the solution.

     - Hosting Services. We can host the LaunchForce software during the FirstLaunch engagement, thus reducing the burden on our customers' internal information technology resources and corporate networks.

     - Self-Publishing Services. Our professional services organization will configure the hardware and studio equipment needed to self-publish high-quality, rich media product and sales content at our customers' site.

     - Training. Our professional services organization will train our customers' system administrators in on-site administration and train our customers' product launch or marketing team on how to use our LaunchForce application to manage their sales readiness process.

     Further Penetrate Large Corporate Accounts. We believe that our existing customer base of large corporations presents a significant opportunity for revenue growth. We believe we have an opportunity to deepen our relationships with existing customers by introducing our LaunchForce products and services and by selling to different divisions of the same company. For example, we believe that cost-cutting efforts by customers will encourage their sales and marketing organizations to adopt new solutions for product launch activities in order to reduce costs and increase effectiveness.

     Expand and Enhance Customer Solutions. Our goal is to provide our customers with a comprehensive solution to increasing sales effectiveness and field readiness. We intend to pursue increased revenue opportunities by continually enhancing the functionality of our LaunchForce solution and adding value-added services to our offerings, through both in-house development efforts and strategic acquisitions.

     Expand Internationally. We currently sell our solutions within the United States. Many of our customers have international operations and use rich media content to deliver complex messages to audiences around the world. As a result, we believe there is a significant opportunity to increase revenue by selling our products and services internationally. To exploit this opportunity, we intend to increase our sales and marketing efforts with multinational corporations.

CUSTOMERS

     Our customer focus is Fortune 1000 enterprises with large direct and indirect sales forces, many product lines, and complex or rapidly changing technology. Our current customers include large, global organizations in the communications, computers and electronics manufacturing, professional services and software industries. At December 31, 2001, one customer, Compaq Computer Corporation, accounted for greater than 10% of accounts receivable and at December 31, 2000 no customer accounted for greater than 10% of accounts receivable. For fiscal year 2001, one customer, Compaq Computer Corporation, accounted for more than 10% of revenue. For fiscal years 2000 and 1999, no customer accounted for greater than 10% of revenue.

RESEARCH AND DEVELOPMENT

     We believe that our future success depends on our ability to maintain technological leadership through timely enhancements of existing products and development of new products that meet customer needs. During 2001, 2000 and 1999, other research and development expenses were $5.2 million, $5.3 million and $2.0 million, respectively. All of these expenses were funded by us rather than by any of our customers. We believe that a continued commitment to research and development, particularly related to emerging technologies, will be required to remain competitive. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products that will be responsive to technological changes or that will gain acceptance in the market place.

SALES AND MARKETING

     We sell our solutions in the United States through a direct sales force. Our sales strategy is to pursue opportunities with large companies and industry leaders and to penetrate targeted vertical market segments. To implement this strategy, each customer and target has a dedicated sales representative who is responsible for maintaining the customer and target relationship. We market our solutions through an in-house marketing staff and an outside public relations firm. We conduct a variety of marketing programs nationwide to educate our target market, create awareness and generate leads for our solutions. To achieve these goals, we have engaged in activities such as direct marketing campaigns, seminars, and trade shows. These programs are targeted at sales and marketing executives within identified vertical markets. In addition, we conduct comprehensive public relations efforts that include establishing and maintaining relationships with key trade press, business press and industry analysts as well as an active executive speakers' bureau.

COMPETITION

     The market for rich media sales effectiveness solutions is new and rapidly evolving. We expect that competition will intensify and new entrants will emerge. Increased competition could lead to decreasing prices and profitability. We compete with companies that offer alternative solutions to improving sales effectiveness and launching new products and alternative applications for deploying rich media, including:

     - providers of customer and partner relationship management software;

     - companies who help deliver product information to potential customers via personalized web sites;

     - companies who help deliver product information to a sales force via groupware or a portal;

     - providers of rich media software tools and applications;

     - multimedia content production and delivery companies;

     - digital asset management and similar companies who provide content management for objects including media;

     - companies that provide web-based systems for live collaboration among a small audience; and

     - traditional business communications and learning solution companies that offer live meeting and seminar services.

     We believe that we compete favorable with other sales effectiveness solutions because:

     - unlike other companies who include product launch as one of many applications of their technology, we have built a scalable enterprise solution specifically designed to communicate complex product information to sales and channels personnel;

     - unlike other companies who use flat documents or documents plus audio to communicate, we incorporate the latest in rich media technology to improve the effectiveness, the usability, and the "stickiness" of the message;

     - unlike other companies who provide limited tools for delivering the right information to the right person, we supply a rich set of search, navigation, and personalization capabilities for a wide array of information formats including Microsoft Word, Microsoft PowerPoint, Adobe Acrobat, and other audio, video, text-based formats;

     - unlike other companies who only support one-way information flow, we include a complete set of accountability tools to track the usage and effectiveness of product launch messages; and

     - unlike other vendors who only support one information delivery channel, we include integrated support for on-demand Web delivery, live Web delivery, and off-line CD-ROM delivery.

     Although we believe that we compete favorably with alternative sales effectiveness solutions, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we do. These competitors may also be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive pricing policies and make more attractive offers to potential employees and partners. We may be unable to compete successfully against current or future competitors and competitive pressures may cause our business to suffer.

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

     Our products and internally used authoring tools incorporate technology licensed to us as follows:

     - We have a license from Verity, Inc. ("Verity") that grants us the rights to use Verity's proprietary search software in developing our products and authoring tools, and also grants us the worldwide right to use, reproduce, market and distribute Verity's search software as an embedded component of our products. Verity is free to grant identical or similar licenses to others. Generally, we are not permitted to transfer our license rights to others, other than in connection with a sale of our products. In consideration for our license rights, we have paid Verity an initial license fee of $25,000, and we pay royalties to Verity equal to 2.5% of all sales of our products containing the licensed software and certain maintenance fees. The Verity license initially expired in May 2000, but automatically renews for successive one-year terms if neither party gives 30 days' notice of nonrenewal prior to the end of each term.

     - We have a license from Voxware, Inc. ("Voxware") that grants us the right to use Voxware's proprietary compression software in developing our products and to incorporate Voxware's compression software into our products. Voxware is free to grant identical or similar licenses to others. Generally, we are not permitted to transfer our license rights to others, other than in connection with a sale of our products. In consideration for our license rights, we have paid Voxware an initial license fee of $20,000 and we pay royalties to Voxware equal to 1.5% of all sales of our products containing the licensed software. The license from Voxware initially expired in May 1998, but automatically renews for successive one-year terms if neither party gives 90 days' notice of nonrenewal prior to the end of each term.

     - We have a license from WebXpress, Inc., ("WebXpress") a subsidiary of BEA Systems, Inc., that grants us the right to integrate various versions of its proprietary WebXpress server software into our LaunchForce products. WebXpress is free to grant identical or similar licenses to others. Generally, we are not permitted to transfer our license rights to others, other than in connection with the distribution of our LaunchForce products. In consideration for our license rights, we pay license fees to WebXpress for each sale of our LaunchForce products containing the licensed software. Initially, the license fees range from approximately $2,000 to $13,000 per central processing unit on which our customers use our LaunchForce products, depending on the version of WebXpress software that is integrated into the LaunchForce products distributed. Our fees will be lowered based on our cumulative license fee payments; if our cumulative fees reach certain levels, our license fee per unit could be reduced to approximately one-half of our initial fees. We also pay WebXpress certain maintenance fees and additional license fees when we make sales of a LaunchForce products that incorporates the version of WebXpress software that itself incorporates security functions that WebXpress has licensed from another party. The WebXpress license expires in August 2002 and does not provide for any automatic renewals thereafter. If we are unable to renew this license, we would be forced to remove this technology from our product and develop or license a comparable technology. This could require additional license fees or extensive engineering efforts, or significantly decrease our products' functionality, either of which could harm our business, financial condition and operating results.

     - We have an OEM agreement with Visual Mining, Inc. ("Visual Mining") that grants us the right to integrate certain of its technology into our LaunchForce products. Visual Mining is free to grant identical or similar licenses to others. Generally, we are not permitted to transfer our license rights to others, other than in connection with the distribution of our LaunchForce products. In consideration for our license rights, we have paid Visual Mining an initial license and support fee of $16,000 for

       50 licenses and we pay $540 for each additional license including support fees. The Visual Mining agreement expires in January 2003 and may be renewed for successive one-year terms at Visual Mining's then current renewal rate which cannot increase by more than 10% from the previous year.

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

EMPLOYEES

     As of December 31, 2001, we had a total of 77 full-time employees, all of whom were located in the United States. Of the total, 11 were in content production and other professional services, 24 were in sales and marketing, 19 were in research and development, 18 were in general and administrative and 5 were in customer service and software and hosting support. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

     The following table sets forth information regarding Eloquent's executive officers as of December 31, 2001:

NAME                     AGE                            POSITION
----                     ---                            --------
Clifford A. Reid,        42    Chairman of the Board, Chief Executive Officer and Director
  Ph.D.................
Edward Molkenbuhr......  55    President
David Glazer...........  40    Chief Technical Officer
R. John Curson.........  58    Chief Financial Officer, Secretary and Treasurer

     Clifford A. Reid, Ph.D. co-founded Eloquent in March 1995 and has served as Eloquent's Chairman of the Board since inception. In July 2000, Dr. Reid co-founded Rebop Media, Inc., where he was Chief Executive Officer and President. Since November 2000, Dr. Reid has also served as Eloquent's Chief Executive Officer. From March 1995 to January 1999, Dr. Reid served as Eloquent's Chief Executive Officer and President. In April 1988, Dr. Reid co-founded Verity, Inc., a search software products company, where he was Vice President of Engineering from 1988 to 1992 and Executive Vice President from 1992 to 1993. Dr. Reid holds an S.B. in physics from the Massachusetts Institute of Technology, an M.B.A. from Harvard University and a Ph.D. in engineering-economic systems from Stanford University.

     Edward Molkenbuhr, has served as Eloquent's President since June 2001. Prior to joining the Company, he was President of Interpraise, Inc. a developer of collateral assessment technology for the mortgage industry. From 1999 to 2000, Mr. Molkenbuhr was interim Chief Executive Officer to development stage clients including Ultimode, Inc. and NBN Auto Inc. From 1997 to 1999, Mr. Molkenbuhr served as Chief Executive Officer of Avesco Media Group, the U.S. operations of Avesco PLC, an event staging services provider. From 1993 to 1997, Mr. Molkenbuhr served as Senior Vice President and General Manager of the Service Dealer Division of Triad Systems Corporation a control systems engineering and integration company. Mr. Molkenbuhr holds a B.S. in accounting and business administration from the University of San Francisco.

     David Glazer co-founded Eloquent in March 1995. Mr. Glazer has served as Eloquent's Chief Technical Officer since inception. He was named to the Office of the President in November 2000 and served in that capacity until June 2001. From November 1994 to March 1995, he was an independent Web information delivery systems consultant to clients including Netscape Communications Corporation, Adobe Systems Incorporated and Tandem Computers Incorporated, which is now a division of Compaq Computer Corporation. In April 1988, Mr. Glazer co-founded Verity, Inc., a search software products company, where he served as Senior Software Architect from June 1988 to November 1994. From 1984 to 1988, Mr. Glazer worked as an independent contractor for Lotus Development Corporation, a software products company. Mr. Glazer holds an S.B. in physics from the Massachusetts Institute of Technology.

     R. John Curson has served as Eloquent's Chief Financial Officer, Secretary and Treasurer since June 1999. He was named to the Office of the President in November 2000 and served in that capacity until June 2001. From March 1999 to June 1999, Mr. Curson served as a consultant to Pinnacle Systems, Inc., assisting with the integration into Pinnacle of Truevision, Inc., formerly known as RasterOps, a digital imaging and video products company that Pinnacle acquired in March 1999. Prior to that, Mr. Curson served as Truevision's Chief Financial Officer from December 1993 to March 1999. From 1992 to 1993, Mr. Curson served as Chief Financial Officer of LH Research Inc., a power-supply developer and manufacturer. From 1989 to 1992, Mr. Curson served as Chief Financial Officer for Martec Controls, a high-tech surveillance and remote tracking products company. From 1987 to 1989, Mr. Curson served as Vice President of Finance for Xidex Inc./Dysan International, a memory media products company. From 1976 to 1987, Mr. Curson worked at Dataproducts Corporation, a computer printer company, where he held a variety of financial positions. Mr. Curson holds a B.S. in mechanical engineering from the University of Leeds, an M.B.A. from the University of Leeds and an M.B.A. from the University of California, Los Angeles.

ITEM 2.  PROPERTIES

     As corporate headquarters, Eloquent currently occupies approximately 20,000 square feet of leased office space in San Mateo, California. This lease expires on May 31, 2002. Certain of Eloquent's research and development team occupy approximately 2,700 square feet of leased office space in Boulder Colorado. This lease expires on November 30, 2003. Further, certain sales and support employees occupy and operate out of leased office units in OakBrook Terrace, Illinois; Sudbury, Massachusetts; and New York, New York. In December 2000, we announced a plan to restructure operations and consolidate leased facilities. We are currently attempting to negotiate a lease termination or sublease a facility located in San Mateo, California. Eloquent believes that alternative or additional space will be available, at acceptable rates, to accommodate our needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Beginning in July 2001, the Company and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York. These actions include (1) Pond Equities v. Eloquent, Inc., et al., Case No. 01-CV-6775; (2) Zitto Investments, Inc. v. Eloquent, Inc., et al., Case No. 01-CV-7591; (3) Bartula v. Eloquent, Inc., et al., Case No. 01-CV-7607; and
(4) Holleran v. Eloquent, Inc., et al., Case No. 01-CV-7698. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings ("IPOs") of their common stock in the late 1990s (the "IPO Lawsuits"). In each of these complaints, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief.

     On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants in the IPO Lawsuits to respond to any complaint be postponed until further order of the Court. Thus, the Company has not been required to answer any of the complaints, and no discovery has been served on the Company.

     At a further status conference on March 11, 2002, Judge Scheindlin stated that she would appoint lead plaintiffs counsel in the IPO Lawsuits by the end of March 2002 and that she would require the appointed lead plaintiffs counsel to file amended, consolidated complaints in the IPO Lawsuits by April 17, 2002. Judge Scheindlin further stated that she did not expect the defendants to file motions to dismiss the amended, consolidated complaints until the summer of 2002. The Company believes that these lawsuits are without merit and intends to defend against them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN THE FOURTH QUARTER OF 2001

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

                                                           2001             2000
                                                       -------------   ---------------
                                                       HIGH     LOW     HIGH     LOW
                                                       -----   -----   ------   ------
First Quarter........................................  $1.63   $0.66   $45.00   $16.00
Second Quarter.......................................  $1.60   $0.50   $20.63   $ 5.88
Third Quarter........................................  $1.25   $0.87   $ 9.50   $ 2.56
Fourth Quarter.......................................  $0.80   $0.46   $ 3.94   $ 0.66

     As of March 15, 2002 there were approximately 240 holders of record of Eloquent's Common Stock. On March 15, 2002, the last sale price reported on the Nasdaq National Market System for Eloquent's Common Stock was $0.69 per share.

     Eloquent has never declared or paid any cash dividends on its capital stock. Eloquent intends to retain any future earnings to support operations and to finance the growth and development of Eloquent's business and does not anticipate paying cash dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2001       2000       1999       1998      1997
                                           --------   --------   --------   --------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATION DATA:
Total revenue............................  $  5,355   $ 14,847   $ 12,492   $  7,743   $ 3,925
Gross margin*............................  $    876   $  5,899   $  5,110   $  1,418   $   158
Loss from operations.....................  $(21,349)  $(35,500)  $(14,741)  $ (9,957)  $(6,348)
Net loss before extraordinary item and
  cumulative effect of accounting
  change.................................  $(20,416)  $(36,299)  $(16,615)  $(10,008)  $(6,369)
Extraordinary loss on extinguishment of
  debt...................................  $     --   $ (7,453)  $     --   $     --   $    --
Cumulative effect of accounting change --
  beneficial conversion feature..........  $     --   $ (7,500)  $     --   $     --   $    --
Net loss.................................  $(20,416)  $(51,252)  $(16,615)  $(10,008)  $(6,369)
Basic and diluted net loss per share:
  Net loss before extraordinary item and
     cumulative effect of accounting
     change..............................  $  (1.11)  $  (2.36)  $  (5.47)  $  (4.74)  $ (4.59)
  Net loss...............................  $  (1.11)  $  (3.33)  $  (5.47)  $  (4.74)  $ (4.59)
Weighted average shares, basic and
  diluted................................    18,363     15,381      3,036      2,111     1,388

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 2001      2000      1999      1998      1997
                                                -------   -------   -------   -------   ------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.................................  $21,405   $40,456   $17,174   $ 6,661   $4,016
Working capital...............................   16,994    34,031    12,706     4,164    2,551
Total assets..................................   29,175    49,593    25,265    11,461    8,073
Long-term obligations and subordinated
  notes.......................................    1,980       230     9,254     1,254    1,271
Total stockholders' equity....................   22,284    39,800     7,689     5,356    3,589

---------------

* Amounts reported in the year ended December 31, 1999 have been reclassified to conform with the presentation of the years ended December 31, 2001 and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and Eloquent's Consolidated Financial Statements and Notes thereto included elsewhere in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of Eloquent's plans, objectives, expectations and intentions. These forward-looking statements are based on the current expectations of Eloquent, and Eloquent assumes no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Eloquent's actual results could differ materially from those discussed here.

OVERVIEW

     We were incorporated in Delaware in March 1995. We provide sales effectiveness solutions that enable customers to increase the productivity of their sales and marketing organizations, accelerate new product revenues and reduce product launch expenses. The LaunchForce application enables production and hosting of rich media product and sales content, personalized delivery of the content and detailed measurement of the results. Rich media content involves the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. LaunchForce delivers rich media content on the Web via intranets or extranets or CD-ROMs. LaunchForce services include software development and system integration, video and rich media content production and hosting.

EVOLUTION OF OUR PRODUCT OFFERINGS

     In February 1996, we introduced the first version of our solutions platform, which included the essential elements of content production and navigation, including synchronized video, audio, graphics and text as well as searchable transcripts, for delivery on CD-ROM. In following years, we enhanced our content production to include such features as searchable slides, variable speed playback and high-resolution video. In April 1998 we introduced hosting services for content delivery and in January 1999, we launched our professional services organization to provide professional media development services.

     In July 1996, we introduced our application server software, which expanded delivery of content production from CD-ROM to intranets. In November 1997 we enhanced our server software by expanding delivery options to include Web-based transmissions at 28.8 Kbps and tracking and reporting capabilities. In following years, we further enhanced our application software enabling customers to organize manage, secure, personalize and enrich all forms of streaming content.

     In May 2001, we introduced LaunchForce, a scalable enterprise software solution designed to manage, measure and improve sales and field readiness to globally distributed audiences. To support our enterprise software solution we offer software development and system integration, video and rich media content production and hosting services.

     In November 2001, we announced FirstLaunch, a new offering of prepackaged hardware, software and services aimed at those companies that have recurring product launch needs. The FirstLaunch program consists of those components required to ensure sales and field readiness, including LaunchForce software, cameras and hardware for self-publishing, optional hosting services for the software, and LaunchForce consulting services including training and sharing of best practices. The FirstLaunch program enables companies to adopt LaunchForce on a rental basis, with an option to purchase or to continue renting in the future.

     Most of our revenue to date has been from our content production services. We intend to increase sales of our enterprise software so that software license revenue constitutes an increasing percentage of our revenue. The gross margin attributable to software license revenue is significantly higher than that of our content production services. We cannot assure you that we will be able to increase the proportion of software license revenue and, therefore, we cannot assure you that we will be able to proportionally improve our gross margin. As of December 31, 2001, we had not recorded any revenue related to our FirstLaunch program.

ACQUISITION OF REBOP

     On July 5, 2001, we acquired Rebop Media, Inc. ("Rebop"), a recently formed live video-based Web conferencing company. Rebop's live Web conferencing solution is designed to integrate with our LaunchForce software. As a result of the acquisition, our customers are expected to benefit from a fully integrated live to on-demand sales effectiveness solution.

     As consideration for the acquisition of Rebop, the former shareholders of Rebop, including Clifford A. Reid, an officer, director and major stockholder of Eloquent and Rebop, received an aggregate of 802,481 shares of Eloquent common stock valued at approximately $1.1 million at the announcement date and approximately $3.8 million in cash. In addition, the former Rebop option holders received options to purchase an aggregate of 47,514 shares of Eloquent common stock valued at approximately $100,000 at the announcement date.

     The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which requires the purchase method of accounting for business combinations initiated after June 30, 2001. Approximately $1.5 million of the aggregate purchase price was allocated to acquired technology and $207,000 was allocated to patents. Approximately $283,000 of the aggregate purchase price represented in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the third quarter of fiscal 2001. Goodwill of $3.2 million, which represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by Eloquent, has been accounted for in accordance with the transition provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill acquired after June 30, 2001 not be amortized but be tested for impairment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates, including those related to uncollectible receivables, intangible assets, income taxes, restructuring and other accrued liabilities, and contingencies and litigation, and impact future operating results.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue recognition. We generate revenue through licensing our software and maintenance, content production services and professional services. Revenue for enterprise software licenses is recognized upon shipment, or upon notification by the customer, dependent on the delivery medium. Our maintenance revenue consists of prepaid contracts related to software, and is recognized over the contract term, usually one year.

     For each content production transaction, we charge our customers a fixed fee for each hour of produced content. If the content is delivered on CD-ROMs, we also charge fees for the use of our desktop player software and fees for CD-ROM duplication. If the content is delivered by our hosting services, we charge monthly hosting fees. We generally recognize content production services revenue upon shipment of the rich media event to the customer. Content production services revenue also includes revenue for CD-ROM duplication. We recognize this revenue upon shipment of the duplicated CD-ROMs. We recognize software license revenue upon delivery of software to the customer. Software license and maintenance revenue also includes revenue for content hosting. We recognize this revenue ratably over the period of the content hosting contract.

     Our professional services revenue is from contracted services to customize the content and software for our customers. We recognize professional services revenue on a percentage of completion basis as the services are performed.

     In accordance with generally accepted accounting principles in the United States, the recognition of our revenue is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessment of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

     Allowance for doubtful accounts. Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $184,000, net of allowance for doubtful accounts of $121,000 as of December 31, 2001.

     Goodwill and Intangible Assets -- Impairment. Our long-lived assets include goodwill and other intangible assets of $3.2 million and $1.4 million, respectively, as of December 31, 2001. During 2001, we evaluated the recoverability of our goodwill and other intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the timing and amount of undiscounted future cash flows to be generated from the use of these assets. No impairment losses were recorded related to goodwill and other intangible assets during 2001. We are adopting SFAS No. 142 effective January 1, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. We have not yet determined the amount of the impairment loss, if any, but expect to complete that measurement by June 30, 2002. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

     Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. To date, we have not achieved profitability. Therefore, it appears more likely than not that we will be unable to recover our deferred tax assets. Accordingly, we have established a valuation allowance. If we achieve profitability in a future period, we may be able to reduce the valuation allowances against our deferred tax assets resulting in an income tax benefit in our consolidated statement of operations.

     Legal Contingencies. We are currently involved in certain legal proceedings which are discussed in Note 11 of "Notes to Consolidated Financial Statements". We believe that these lawsuits are without merit and intend to defend against them vigorously. We do not believe these proceedings will have a material adverse effect on our business, results of operations, cash flows or consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

OTHER MATTERS:

     We have not achieved profitability on a quarterly or annual basis to date and we may continue to incur net losses for the foreseeable future. As of December 31, 2001, we had an accumulated deficit of $106.5 million. In December 2000, we announced a plan to restructure operations and gave notice of termination to 80 employees and consultants. The restructuring is intended to better align us with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth. We expect to increase our operating expenses commensurate with increases in revenue. If we are not able to increase revenue, our business, financial condition and operating results would suffer.

RESULTS OF OPERATIONS

     The following table sets forth certain items from Eloquent's consolidated statements of operations as a percentage of total revenue for the years indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Revenue:
  Software licenses and maintenance.........................    32%       35%       24%
  Content production services...............................    67        54        67
  Professional services.....................................     1        11         9
                                                              ----      ----      ----
          Total revenue.....................................   100       100       100
Cost of revenue:
  Software licenses and maintenance.........................    31        10         5
  Content production services...............................    49        38        40
  Professional services.....................................     6        14        12
  Stock-based compensation..................................    (1)       (1)        2
                                                              ----      ----      ----
          Total cost of revenue.............................    85        61        59
                                                              ----      ----      ----
  Gross margin..............................................    15        39        41
                                                              ----      ----      ----
Operating expenses:
  Research and development:
     Other research and development.........................    97        36        16
     Stock-based compensation...............................     9         4         1
                                                              ----      ----      ----
                                                               106        40        17
                                                              ----      ----      ----
  Sales and marketing:
     Other sales and marketing..............................   157       140        71
     Stock-based compensation...............................     1         3        10
                                                              ----      ----      ----
                                                               158       143        81
                                                              ----      ----      ----
  General and administrative:
     Other general and administrative.......................    81        33        28
     Stock-based compensation...............................    23        18        33
                                                              ----      ----      ----
                                                               104        51        61
                                                              ----      ----      ----

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
  Restructuring expense:
     Other restructuring expense............................    42        24        --
     Stock-based compensation...............................    --         3        --
                                                              ----      ----      ----
                                                                42        27        --
                                                              ----      ----      ----
  In-process research and development.......................     5        --        --
  Impairment of tangible property and equipment.............    --        17        --
                                                              ----      ----      ----
          Total operating expenses..........................   415       278       159
                                                              ----      ----      ----
Loss from operations........................................  (400)     (239)     (118)
Interest expense............................................    (2)      (10)      (17)
Impairment of investment....................................   (14)      (15)       --
Interest and other income...................................    33        20         2
                                                              ----      ----      ----
Net loss before extraordinary item and cumulative effect of
  accounting change.........................................  (383)     (244)     (133)
Extraordinary loss on extinguishment of debt................    --       (50)       --
                                                              ----      ----      ----
Loss before cumulative effect of accounting change..........  (383)     (294)     (133)
Cumulative effect of accounting change -- beneficial
  conversion feature........................................    --       (51)       --
                                                              ----      ----      ----
Net loss....................................................  (383)%    (395)%    (133)%
                                                              ====      ====      ====

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     Revenue. Revenue was $5.4 million, $14.8 million and $12.5 million in 2001, 2000 and 1999, respectively. The decrease in revenue from 2000 to 2001 was due to fewer sales of our products and services. The decline in revenue is reflective of difficult global economic conditions and the transition of our product focus to LaunchForce, an enterprise software sales effectiveness solution, from the production of rich media events. We believe that cost-cutting efforts by customers is resulting in reduced capital expenditure budgets thereby delaying purchasing decisions. Assuming no improvement in the current economic climate, we anticipate that customers will continue to review their expenditures and may eliminate or defer those projects and purchases determined to be non-critical. We believe that while the impact of the slowing economy has reduced our customer's capital expenditure budgets, it has also increased the need for effective global product launches that do not rely on travel. LaunchForce is designed to meet this need. Therefore, to encourage companies to adopt LaunchForce, we introduced a program called FirstLaunch, which is tailored to fit into existing marketing budgets. This will enable companies with limited capital budgets to adopt Eloquent LaunchForce on a rental basis, with an option to purchase or to continue renting in the future. The increase in revenue from 1999 to 2000 was primarily due to higher quantity sales of our server product. The primary reason for the increase in number of sales was a growing sales force and increased market acceptance of our solutions.

     A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. One customer, Compaq Computer Corporation, accounted for more than 10% of our total revenue in the year ended December 31, 2001. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

          Software licenses and maintenance. Revenue from software licenses and maintenance were $1.7 million, $5.3 million and $3.0 million in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 was due to fewer sales of our software products. The increase from 1999 to 2000 was primarily due to higher quantity sales of our legacy server product, Enterprise Communications Server.

          Content production services. Content production services revenue were $3.6 million, $8.1 million and $8.4 million in 2001, 2000 and 1999, respectively. The number of events produced in 2001 fell to approximately 150 from approximately 510 in 2000 reflecting the transition of our product focus to our LaunchForce solution from the production of rich media events. Although we produced approximately 510 rich media events in 2000, a 66% increase over 1999, lower pricing contributed to the 4% decrease in revenue from 1999 to 2000.

          Professional services. Professional services revenue were $79,000, $1.5 million and $1.1 million in 2001, 2000, and 1999, respectively. The number and average dollar value of professional services engagements decreased in conjunction with fewer sales of our software products from 2000 to 2001. Professional services revenue grew 36% from 1999 to 2000. The increase reflected a greater number of professional services engagements during 2000.

     Cost of revenue. Cost of revenue consists primarily of software licenses and maintenance costs, content production costs, and professional services costs. Cost of software licenses and maintenance consists of customer support and hosting personnel, amortization of purchased technology and patents and royalty payments due to the owners of licensed third-party software. Cost of content production consists of event production costs and direct personnel expenses associated with event production, with some fixed overhead components for facilities and infrastructure support charges. Direct labor costs associated with content production are deferred until revenue is recognized, at which time they are expensed as cost of revenue. Cost of professional services consists of direct labor costs associated with providing professional services, which are deferred until revenue is recognized, at which time they are expensed as cost of revenue.

          Software licenses and maintenance. Cost of software licenses and maintenance was $1.7 million, $1.4 million, and $646,000 in 2001, 2000, and 1999, respectively. The increase in expense from 2000 to 2001 was attributable to higher customer service and hosting personnel and related facilities costs, and amortization expense of $270,000 associated with the purchased technology and patents recorded upon acquisition of Rebop, partially offset by lower software royalty costs. The higher payroll and overhead expenses were associated with the introduction of application hosting. Over 45% of the increase in expense from 1999 to 2000 reflects costs associated with personnel and related facilities costs. Approximately 36% of the increase reflects higher software royalty payments associated with increased software license revenue.

          Content production services. Cost of content production was $2.6 million, $5.7 million and $5.0 million in 2001, 2000 and 1999, respectively. The decrease in expense from 2000 to 2001 was primarily due to the restructuring initiatives undertaken in December 2000. The restructuring included a reduction in workforce and, accordingly, the decrease is due to reduced personnel expenses and related facilities and infrastructure and support charges. Additionally, the decrease in content production revenue from 2000 to 2001 resulted in reduced CD-ROM duplication expense. The increase in expense from 1999 to 2000, both in dollars and as a percentage of content production revenue, primarily reflects increased costs associated with additional production personnel and related facilities and infrastructure costs. Although we attempt to manage the correlation of our direct labor force with content production volume, expense levels for personnel and infrastructure are committed in advance of customer orders. The decrease in content production revenue to $8.1 million in 2000 from $8.4 million in 1999 resulted in excess committed production costs that could not be immediately eliminated.

          Professional services. Cost of professional services was $301,000, $2.0 million and $1.5 million in 2001, 2000 and 1999, respectively. The majority of the decrease from 2000 to 2001 was due to reduced personnel and recruiting costs as a result of the December 2000 restructuring initiatives. We are continuing to redefine our professional services product offerings in response to the introduction of LaunchForce. We expect expenses to increase at a rate commensurate with increases in revenue. Cost of professional services was $2.0 million in 2000 compared to $1.5 million in 1999. The increase in expenses was due to higher personnel and recruiting costs associated with the growth of our professional services offerings.

     Operating expenses. Total operating expenses were $22.2 million, $41.4 million and $19.9 million in 2001, 2000 and 1999, respectively. Without the effect of stock-based compensation expense, restructuring expense and impairment charges, operating expenses for 2001, 2000 and 1999 would have been $18.2 million, $31.1 million and $14.3 million, respectively.

          Other research and development. Other research and development expenses consist primarily of personnel expenses associated with software development. Other research and development expenses were $5.2 million, $5.3 million, and $2.0 million in 2001, 2000 and 1999, respectively. All of these expenses were funded by us rather than by any of our customers. The slight decrease from 2000 to 2001 was due to reduced expenditures on outside consultants offset by increased facilities and infrastructure support charges. Additionally due to accounting requirements, expenses incurred by Rebop prior to its acquisition were required to be included in our operating results. We recorded $796,000 of expenses incurred by Rebop in 2001 compared to $560,000 recorded in 2000. The increase in other research and development expense from 1999 to 2000 was due primarily to higher personnel expenses associated with growth in our engineering staff. Additionally, approximately 17% of the increase in expense from 1999 to 2000 reflects the expenses incurred by Rebop.

          Other sales and marketing. Other sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services and personnel and marketing materials and expenses associated with the marketing of our products and services. Other sales and marketing expenses were $8.4 million, $20.8 million and $8.9 million in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 was due primarily to reduced personnel expenses and recruiting costs associated with the reduction in our sales force and marketing staff as a result of the December 2000 restructuring initiatives as well as reduced travel and entertainment and facilities costs associated with fewer personnel. Additionally, marketing and promotional activities were reduced in 2001. The increase from 1999 to 2000 was due primarily to higher personnel expenses and recruiting costs associated with growth in our sales force and marketing staff. Additionally, approximately 13% of the increase in expense from 1999 to 2000 reflects additional marketing and promotional activities. We expect sales and marketing expenses to increase at a rate commensurate with increases in revenue.

          Other general and administrative. Other general and administrative expenses consist primarily of administrative personnel expenses, professional fees and facilities costs. Other general and administrative expenses were $4.3 million, $4.9 million and $3.5 million in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 reflects lower personnel expenses and infrastructure support charges and a reduction in our allowance for doubtful accounts. Approximately 25% of the increase in expense from 1999 to 2000 reflects higher personnel expenses. Approximately 13% of the increase relates to our allowance for doubtful accounts, and 40% of the increase reflects additional professional fees necessary to support our growth. We expect general and administrative expenses in the near future to be comparable to 2001.

          Stock-based compensation. Stock-based compensation expenses consist primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation expense was $1.7 million, $4.1 million and $5.8 million in 2001, 2000 and 1999, respectively. The decrease in expense from 2000 to 2001 and from 1999 to 2000 was due to the reversal of amortized stock-based compensation expense related to cancellations, due to employee terminations during both 2001 and 2000, of unvested stock options previously granted. Stock-based compensation charges are presented within the relevant functional expenses and are being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board ("FASB") Interpretation No. 28, over the vesting periods of the options, generally four to five years.

          Restructuring expense and impairment of property and equipment. In December 2000, we announced a plan to restructure operations that resulted in a charge totaling $3.5 million. The restructuring is intended to better align Eloquent with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, we gave notice of termination in December 2000 to 80 employees and consultants and recorded approximately $1.4 million related to salary and termination benefits. We hope to reduce expenditures for office space and are actively negotiating lease terminations, where feasible, and pursuing sub-leases where lease termination is not feasible for identified properties. The restructuring charge included $1.8 million for lease expense. This charge reflects payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between our contractual liability and current market rates. The restructuring charge includes $356,000 for the buy-out of capital leases related to impaired equipment and elimination of maintenance contracts for impaired software. In addition, we recorded a $2.5 million non-cash impairment charge to write-off the carrying value of excess equipment and furniture, abandoned leasehold improvements and certain software and technology assets. The excess equipment and furniture and abandoned leasehold improvements are a result of the termination of 80 employees and consolidation of the remaining employees in fewer leased facilities. In 2001, we recorded an additional $2.3 million restructuring charge for lease expense as a result of deteriorating real estate market conditions resulting in lower facility lease rates then estimated for the initial restructuring charge. This estimate is based on current comparable rates for leases in our market. If facilities rental rates continue to decrease in our market or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

          In-process research and development. In July 2001, we acquired Rebop. Approximately $283,000 of the aggregate purchase price represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the third quarter of fiscal 2001 in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method".

     Interest expense. In 2001, interest expense consists primarily of interest charges on equipment leases. In 2000 and 1999, interest expense consisted primarily of interest charges on equipment leases, the subordinated notes and bank lines of credit and amortization of the debt issuance costs and the discount related to the $20.0 million subordinated notes and warrants. Interest expense was $93,000, $1.5 million and $2.2 million in 2001, 2000 and 1999, respectively. The decrease in expense from 2000 to 2001 and from 1999 to 2000 primarily reflects repayment of the subordinated notes and the bank line of credit in February 2000 upon the consummation of our initial public offering and amortization of the debt issuance costs and the related discount.

     Impairment of investment. During 2000, we entered into a strategic relationship with eSpoc Inc. ("eSpoc"), a provider of an electronic marketplace for the purchase and liquidation of medical equipment and supplies. As part of this relationship, we purchased 461,538 shares of eSpoc preferred stock for $3.0 million. Also during 2000, we licensed our Eloquent Communications Server product and provided related services to eSpoc. Under the terms of the arrangement, we recognized revenue of approximately $52,000 in 2001 and $1.3 million in 2000.

     During the fourth quarter of 2000, we performed an evaluation of the carrying value of this investment. We considered current financial market conditions for raising capital and reviewed the cash flows and operating results of eSpoc and we concluded that the unfavorable financial market conditions as they relate to entities engaged in electronic commerce were not temporary. Accordingly, the carrying value of the equity investment in eSpoc was determined to be impaired. A loss of $2.3 million was recognized based on the amount by which the carrying value exceeded the fair value of our proportionate share of the net assets of eSpoc. In the second quarter of 2001, we re-evaluated the carrying value of our investment in eSpoc and concluded that eSpoc was no longer pursuing its original business plan and that eSpoc's current business plan would not result in any return to investors. Accordingly, we recognized as a loss the remaining carrying value of $759,000.

     Interest and other income. Interest and other income consists primarily of interest earnings on our cash equivalents and short-term investments. Interest and other income was $1.8 million, $3.0 million and $301,000 in 2001, 2000 and 1999, respectively. The decrease from 2001 to 2000 was due to declining average cash and investment balances and declining interest rates. The increase from 1999 to 2000 was due to increasing average investment balances.

     Extraordinary loss on early extinguishment of debt and cumulative effect of accounting change. In October 1999, we sold convertible subordinated notes and detachable warrants to purchase 1,500,000 shares of common stock for aggregate gross consideration of $20.0 million. In conjunction with the sale of the notes we incurred $1.5 million in debt issue costs. The gross consideration received from the notes was allocated between the notes and the warrants in accordance with Accounting Principles Board ("APB") Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" as follows: long-term notes payable of $12.5 million and warrants of $7.5 million. The notes contained a beneficial conversion feature of $5.0 million which was recorded as a further discount on the sale of the notes.

     The debt issuance costs and the discount resulting from the issuance of the warrants and the original beneficial conversion feature were being amortized to interest expense. In accordance with the terms of the notes, all amounts outstanding under the notes were repaid upon consummation of our initial public offering on February 23, 2000. Upon repayment of the notes, the unamortized portion of the debt issuance costs and the discount were recorded as an extraordinary loss on the extinguishment of debt.

     In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding accounting for securities involving beneficial conversion features. The consensus requires a cumulative adjustment for certain securities issued after May 1999. As outlined in EITF No. 00-27, the Task Force determined that the conversion price used to calculate the intrinsic value should be based on the proceeds allocated to the convertible instrument. The financial statement impact to Eloquent of this requirement is that the additional beneficial conversion feature calculated under the new regulations of $7.5 million has been recorded in the fourth quarter 2000 statement of operations as the cumulative effect of accounting change -- beneficial conversion feature.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.4 million. At December 31, 2001, we had approximately $21.4 million of cash and equivalents and short-term investments.

     Net cash used for operating activities was $14.7 million, $20.1 million and $8.2 million in 2001, 2000 and 1999, respectively. In 2001 and 2000, net cash used for operating activities was primarily attributable to net losses which were partially off-set by non-cash charges related to the impairment of an investment, depreciation and amortization of tangible assets and stock-based compensation expense. In 2000, net cash used for operating activities was also partially off-set by non-cash charges related to loss on early extinguishment of debt and the cumulative effect of an accounting change related to the beneficial conversion feature of the subordinated notes. Net cash used for operating activities in 1999 was primarily attributable to a net loss which was partially off-set by the non-cash charge for stock-based compensation expense.

     Net cash provided by investing activities was $16.4 million in 2001. Net cash used for investing activities was $45.6 million and $976,000 in 2000 and 1999, respectively. Net cash provided by investing activities in 2001 was related primarily to sales and maturities of investments in short-term marketable securities off-set by cash used for the acquisition of Rebop. Net cash used for investing activities in 2000 was related primarily to investments in short-term marketable securities, purchases of property and equipment and investment in eSpoc. Net cash used for investing activities in 1999 was primarily related to purchases of property and equipment.

     Net cash used for financing activities was $410,000 in 2001. Net cash provided by financing activities was $53.0 million and $19.7 million in 2000 and 1999, respectively. Net cash used in financing activities in 2001 resulted primarily from principal payments on our capital leases and the repurchase of our common stock through a Board approved stock repurchase program. This was partially offset by cash received for common stock issuances under stock option and employee stock purchase plans. Net cash provided by financing activities in 2000 resulted primarily from the sale of common stock in our initial public offering, partially offset by repayment of borrowings. Net cash provided by financing activities in 1999 resulted primarily from the sale of preferred stock and subordinated notes and warrants.

     We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, we incurred a loss from operations of approximately $21.3 million and negative cash flows from operations of $14.7 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $35.5 million and negative cash flows from operations of $20.1 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $14.7 million and negative cash flows from operations of $8.2 million. As of December 31, 2001, 2000 and 1999, we had accumulated deficits of approximately $106.5 million, $86.1 million and $34.8 million, respectively. We expect operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional funds through public or private financings, or other arrangements, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. There can be no assurance that such additional financings, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of common stock.

     We lease certain office facilities under non-cancelable operating lease arrangements expiring between 2002 and 2005. These commitments primarily represent office facilities vacated as part of our restructuring activities. At December 31, 2001, future minimum lease commitments under non-cancelable operating leases are: 2002 -- $1.1 million; 2003 -- $1.1 million; 2004 -- $1.1 million and 2005 -- $582.000. We sublease one of these facilities to a third party tenant. The future sublease income under non-cancelable operating leases are: 2002 -- $176,000; 2003 -- $192,000; 2004 -- $192,000 and 2005 -- $16,000.

     We have entered into various technology licensing agreements that allow us to incorporate the licensed technology into our software products. Certain of the agreements require royalty payments ranging from 1.5% to 2.5% of revenue generated from products incorporating the licensed technology. Another agreement requires royalty payments of less than $1,000 per license, after payment of an initial licensing fee of $16,000. The remaining agreement requires payment of fees ranging from approximately $2,000 to $13,000, per central processing unit, depending on the version of the technology that is incorporated in our product.

     Beginning in July 2001, the Company and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York. In each of these complaints, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. The Company believes that these lawsuits are without merit and intends to defend against them vigorously. However, an adverse decision could have a material adverse effect on the Company's business, results of operations, cash flows or consolidated financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS No. 141 supersedes APB No. 16, "Business Combinations". The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001,
(2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that upon adoption of SFAS No. 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), and (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

     The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS No. 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In preparation for the adoption of FAS No. 142, the Company is in the process of evaluating the useful lives of its existing intangible assets. It has not determined whether any changes to those useful lives are going to have a material impact on the results of its operations.

     SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on its earnings and financial position.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of APB No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its consolidated financial statements.

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

     Our future success depends in part on our ability to manage the product transition from focusing on providing rich media content production services to providing our sales readiness enabling solution, LaunchForce. Managing this transition and marketing LaunchForce requires us to present a compelling value proposition to our potential customers. Therefore, we must do the following:

     - identify new applications for our existing products;

     - anticipate the features and functionality that will reduce our customers' costs as well the time from customer product introduction to first revenue;

     - incorporate those features and functionality into products that can be easily deployed;

     - communicate and demonstrate the operational impact of the features and functionality; and

     - price our products competitively and offer flexible licensing models.

If we are not successful in achieving these objectives on a long-term basis, our business, financial condition and operating results will suffer.

  WE EXPECT TO CONTINUE TO INCUR LOSSES, AND AS A RESULT WE MAY NOT ACHIEVE PROFITABILITY.

     We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred a net loss of approximately $20.4 million in the year ended December 31, 2001 compared to $51.3 million in the 2000. As of December 31, 2001, we had an accumulated deficit of approximately $106.5 million. In December 2000, we announced a plan to restructure operations. The plan is intended to better align us with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth. In 2001, we recorded additional restructuring expense relating to various office leases as part of our December 2000 restructuring plan. This estimate is based on current comparable rates for leases in our market. If facilities rental rates continue to decrease in our market or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Although we have initiated actions to reduce cash expenditures and expenses, there can be no assurance that we will be successful in generating additional revenue or achieving profitability.

  OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND AN UNANTICIPATED DECLINE IN REVENUE MAY CAUSE OUR STOCK PRICE TO FALL.

     In some future quarter, our operating results may be below the expectations of public market analysts and investors, which may cause the price of our common stock to fall. The factors that may cause our quarterly operating results to fall short of expectations include:

     - delays of customer orders, which could prevent us from recognizing revenue until later quarters;

     - seasonal trends in sales of our solutions, which could result in lower quarterly revenue in the fourth quarter;

     - the slowdown and potential recession of the US and international economies may cause customers to defer or decrease their orders, resulting in fewer sales;

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

     We have experienced and expect to continue to experience seasonality in our business. Due to the marketing cycles of our customers, sales of our content production services generally tend to be lower in the fourth calendar quarter of each year. Because the market for enterprise software designed to improve sales and field readiness using the Web is still new, additional seasonal and other patterns in the usage of our products and services may emerge as the market matures.

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

     If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, our top 10 customers during the year ended December 31, 2001 accounted for approximately 55% of our revenue during that period. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

  THE LENGTH OF OUR SALES CYCLE IS UNCERTAIN AND THEREFORE COULD CAUSE SIGNIFICANT VARIATIONS IN OUR OPERATING RESULTS.

     Because we are transitioning our product focus to LaunchForce from the production of rich media events, the length of our sales cycle -- the time between an initial customer contact and completing a sale -- can be unpredictable. The time between the date of our initial contact with a potential new customer and the execution of a sales contract with that customer generally ranges from less than two months to more than nine months, depending on the significance of the financial terms of the arrangement, the relative size of the customer's installation of our solution, and other factors. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. During the sales cycle, we may expend substantial sales and management resources without generating corresponding revenue. Our expense levels are relatively fixed in the short term and are based in part on our expectations of our future revenue. As a result, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represents a large portion of our revenue. The current slowdown, and potential recession, in the US and international economies may cause our sales cycle to lengthen even further. If this occurs, our orders and revenue may be adversely impacted.

 WE MAY NOT BE ABLE TO BUILD AN EFFECTIVE SALES ORGANIZATION, WHICH WOULD PREVENT US FROM ACHIEVING THE INCREASED SALES VOLUME NECESSARY FOR US TO ACHIEVE PROFITABILITY.

     In order to increase our revenue, we must build an effective sales organization. If we do not do so, we will not be able to increase our sales sufficiently to achieve profitability. In connection with our restructuring, we reduced the size of our sales organization. Our future success will depend in part on our ability to recruit and retain additional, qualified sales personnel and to train and motivate such personnel. In the past, we have had difficulty recruiting, retaining and managing qualified sales personnel. We cannot guarantee that we will not encounter similar difficulties in the future. Competition for qualified personnel, particularly in the San Francisco Bay Area, where we are located, is intense. Many of the companies competing with us for qualified sales personnel are larger and more established than we are and have greater financial resources than we do. This may make it even more difficult for us to recruit and retain such personnel.

     Our operational history suggests that the level of sales we achieve is generally determined by the number of sales personnel we employ. In 1998 and early 1999, we suffered a significant decline in sales to customers in the western United States primarily due to attrition in our West Coast sales force. If we experience turnover in our sales force in the future, our business, financial condition and operating results may suffer. Newly hired sales personnel generally do not become fully productive until they have worked for at least two quarters. Because of the time required to recruit new sales personnel and for them to become fully productive, an unanticipated loss of sales personnel could result in an under productive sales organization and reduced sales for a significant period of time.

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

     Our desktop player software, which runs on an end user's personal computer to allow the user to view an event, and LaunchForce, include technologies that other companies have licensed to us. If we are unable to maintain or renew these licenses when they expire, we would be forced to remove these technologies from our products and develop or license comparable technologies. This could require additional license fees or extensive engineering efforts, or significantly decrease our products' functionality, either of which could harm our business, financial condition and operating results.

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

 WE OPERATE IN MARKETS THAT WILL BECOME INCREASINGLY COMPETITIVE, WHICH COULD LEAD TO DECREASING PRICES AND REDUCED PROFITABILITY.

     The market for sales effectiveness solutions is new and rapidly evolving. We expect that competition will intensify. Increased competition could lead to decreasing prices and profitability. We compete with companies that offer components of a rich media business-to-business communications solution, including:

     - providers of customer and partner relationship management software;

     - companies who help deliver product information to potential customers via personalized web sites;

     - companies who help deliver product information to a sales force via groupware or a portal;

     - providers of rich media software tools;

     - multimedia content production and delivery companies;

     - digital asset management and similar companies that provide content management for objects including media;

     - companies that provide web-based systems for live collaboration among a small audience; and

     - traditional business communications and learning solution companies that offer live meeting and seminar services.

In addition, our customers and potential customers represent a source of competition to the extent they decide to develop in-house sales effectiveness and field readiness solutions.

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

 WE WILL DEPEND ON REVENUE FROM OUR HOSTING BUSINESS, WHICH WILL SUFFER IF OUR HOSTING EQUIPMENT AND SOFTWARE EXPERIENCE SYSTEM FAILURES.

     Our future success depends in part on our ability to successfully host our software on behalf of our customers' on our servers. Our ability to host our software will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We do not have fully redundant hosting systems, a formal disaster recovery plan or alternative providers of hosting services. We also may not have business interruption insurance sufficient to compensate us for losses that may occur. All of our hosting servers are located at AT&T Hosting Services ("AT&T") facilities in Redwood City, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures or similar events. They are also subject to computer viruses, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the AT&T facility could result in interruptions in our hosting service. In addition, the failure by AT&T to provide the data communications capacity that we require could result in interruptions in our hosting service. Any damage to or failure of our hosting systems could result in interruptions in our hosting service. System interruptions will reduce our revenue and profits, and our future revenue and profits will be harmed if our customers believe that our hosting system is unreliable.

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

     In the past, some of our customers have returned our rich media events to us because they felt that modifications were required for the product to meet project specifications and the customer's requirements. It is likely that we will experience some level of returns in the future and the amount of returns may increase despite our efforts to minimize returns. Also, returns may adversely affect our relationship with affected customers and may harm our reputation. This could cause us to lose potential customers and business in the future.

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

RISKS RELATED TO THE INTERNET

 OUR FUTURE SUCCESS DEPENDS ON CONTINUED GROWTH IN USE OF THE WORLDWIDE WEB FOR BUSINESS COMMUNICATIONS.

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

 IF WE FAIL TO MEET NASDAQ NATIONAL MARKET LISTING REQUIREMENTS, OUR COMMON STOCK WILL BE DELISTED.

     Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. These requirements include maintaining minimum net tangible assets of $4.0 million and a minimum bid price of $1.00. Although these requirements were not being enforced through December 31, 2001, the Nasdaq National Market began to enforce these requirements again in January 2002. Our net tangible assets are approximately $17.6 million at December 31, 2001, however, if we continue to experience losses from operations and we are unable to raise additional funds, out net tangible assets will decline. The minimum bid price for our common stock was below $1.00 for each of the 30 trading days beginning January 2, 2002. We have received a letter from the Nasdaq National Market informing us that we will be subject to delisting unless our minimum bid price is above $1.00 for ten consecutive business days during the 90 days from February 14, 2002. If as a result of the application of these listing requirements, our common stock were delisted from the Nasdaq National Market, our stock would become hard to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including, certificates of deposit, government securities and corporate and asset-backed bonds. The majority of our investments are in short-term debt securities issued by corporations. These securities are generally classified as short-term investments.

     We place our investments in high-quality issues with minimum quality ratings of A1/P1 or A/A, depending on the rating organization. We limit the amount of credit exposure to 10% at time of purchase for any one issuer, excluding U.S. treasury securities or institutional money market funds.

     Our exposure to market risk is thereby limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk, which will decline in value if interest rates increase. Investments in both fixed rate and floating rate interest earning instruments carrying varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates.

     We do not have any foreign currency or other derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Eloquent's Consolidated Financial Statements and Notes thereto are set forth on the pages indicated at Item 14(a).

     The following table sets forth selected unaudited quarterly information for Eloquent's last eight fiscal quarters. Eloquent believes that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2001
Total revenue............................    $  2,005         $ 1,610          $ 1,072         $    668
Gross margin.............................    $    714         $   433          $   (79)        $   (192)
Loss from operations.....................    $ (4,749)        $(6,451)         $(5,364)        $ (4,785)
Net loss.................................    $ (4,206)        $(6,693)         $(4,986)        $ (4,531)
Basic and diluted net loss per share.....    $  (0.24)        $ (0.37)         $ (0.27)        $  (0.24)
Weighted average shares, basic and
  diluted................................      17,793          17,936           18,610           19,243
YEAR ENDED DECEMBER 31, 2000
Total revenue............................    $  4,626         $ 5,207          $ 3,154         $  1,860
Gross margin.............................    $  2,317         $ 2,684          $   994         $    (96)
Loss from operations.....................    $ (5,931)        $(7,263)         $(9,305)        $(13,001)
Net loss before extraordinary item and
  cumulative effect of accounting
  change.................................    $ (6,504)        $(6,505)         $(8,602)        $(14,688)
Extraordinary loss on extinguishment of
  debt...................................    $ (7,453)        $    --          $    --         $     --
Cumulative effect of accounting change --
  beneficial conversion feature..........    $     --         $    --          $    --         $ (7,500)
Net loss.................................    $(13,957)        $(6,505)         $(8,602)        $(22,188)
Basic and diluted net loss per share:
  Net loss before extraordinary item and
     cumulative effect of accounting
     change..............................    $  (0.67)        $ (0.39)         $ (0.50)        $  (0.84)
  Net loss...............................    $  (1.44)        $ (0.39)         $ (0.50)        $  (1.27)
Weighted average shares, basic and
  diluted................................       9,698          16,831           17,185           17,531

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required in Part III of this Report is incorporated by reference to the Company's Proxy Statement in connection with the Company's 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors:

     The information concerning the Company's directors and nominees is incorporated by reference to the Company's Proxy Statement in connection with the Company's 2002 Annual Meeting to be in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) Identification of Executive Officers:

     The information concerning the Company's executive officers is included under the caption "Employees" in Part 1, Item 1, hereof is incorporated by reference into this Item 10.

     (c) Compliance with Section 16(a) of the Exchange Act:

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required in Item 11 of Part III of this report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in Item 12 of Part III of this report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in Item 13 of Part III of this Report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Consolidated Financial Statements as of December 31, 2001 and 2000, and for the three years ended December 31, 2001, 2000 and 1999:

                                                               PAGE
                                                               ----
Consolidated Balance Sheets.................................    33
Consolidated Statements of Operations.......................    34
Consolidated Statements of Stockholders' Equity.............    35
Consolidated Statements of Cash Flows.......................    36
Notes to Consolidated Financial Statements..................    37
Report of Independent Accountants...........................    55

          2.  Financial Statement Schedules.

          Schedules not listed below have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

          Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2001, 2000 and 1999.

          3.  Exhibits

          The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

     (b) The Company did not file a report on Form 8-K in the quarter ended December 31, 2002.

     (c) See Exhibits listed in the accompanying index to exhibits.

     (d) The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                 ELOQUENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
                                       ASSETS
Current assets:
     Cash and cash equivalents..............................  $   5,744    $  4,519
     Short-term investments.................................     14,686      34,949
     Restricted short-term investments......................        975         988
     Accounts receivable, net of allowances for doubtful
      accounts of $121 and $599, respectively...............        184       2,768
     Prepaid expenses and deferred production costs.........        316         370
                                                              ---------    --------
          Total current assets..............................     21,905      43,594
Property and equipment, net.................................      1,944       3,348
Acquired technology and patents, net........................      1,429          --
Goodwill....................................................      3,230          --
Other assets................................................        667       2,651
                                                              ---------    --------
          Total assets......................................  $  29,175    $ 49,593
                                                              =========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $     595    $  1,736
     Other accrued liabilities..............................      3,446       5,990
     Capital lease obligation -- current portion............        230         709
     Deferred revenue.......................................        640       1,128
                                                              ---------    --------
          Total current liabilities.........................      4,911       9,563
Capital lease obligation, net of current portion............         --         230
Long-term liabilities.......................................      1,980          --
Commitments and contingencies (Note 11).....................         --          --
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized
  and no shares issued or outstanding.......................         --          --
Common stock, $0.001 par value; 40,000 shares authorized;
  19,345 and 17,837 shares issued and outstanding,
  respectively..............................................         19          18
Additional paid-in capital..................................    129,700     128,150
Treasury stock, at cost.....................................       (273)         --
Notes receivable from employees.............................       (100)         --
Unearned stock-based compensation...........................       (641)     (2,462)
Other comprehensive income: unrealized gain on
  investments...............................................         94         193
Accumulated deficit.........................................   (106,515)    (86,099)
                                                              ---------    --------
          Total stockholders' equity........................     22,284      39,800
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $  29,175    $ 49,593
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ELOQUENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenue:
  Software licenses and maintenance.........................  $  1,703   $  5,261   $  2,958
  Content production services...............................     3,573      8,066      8,413
  Professional services.....................................        79      1,520      1,121
                                                              --------   --------   --------
         Total revenue......................................     5,355     14,847     12,492
Cost of revenue:
  Software licenses and maintenance.........................     1,652      1,425        646
  Content production services...............................     2,601      5,673      5,021
  Professional services.....................................       301      2,041      1,496
  Stock-based compensation..................................       (75)      (191)       219
                                                              --------   --------   --------
         Total cost of revenue..............................     4,479      8,948      7,382
                                                              --------   --------   --------
  Gross margin..............................................       876      5,899      5,110
                                                              --------   --------   --------
Operating expenses:
  Research and development:
    Other research and development..........................     5,196      5,300      1,959
    Stock-based compensation................................       477        665        142
                                                              --------   --------   --------
                                                                 5,673      5,965      2,101
                                                              --------   --------   --------
  Sales and marketing:
    Other sales and marketing...............................     8,428     20,841      8,856
    Stock-based compensation................................        28        502      1,227
                                                              --------   --------   --------
                                                                 8,456     21,343     10,083
                                                              --------   --------   --------
  General and administrative:
    Other general and administrative........................     4,333      4,927      3,499
    Stock-based compensation................................     1,230      2,691      4,168
                                                              --------   --------   --------
                                                                 5,563      7,618      7,667
                                                              --------   --------   --------
  Restructuring expense:
    Other restructuring expense.............................     2,250      3,542         --
    Stock-based compensation................................        --        473         --
                                                              --------   --------   --------
                                                                 2,250      4,015         --
                                                              --------   --------   --------
  In-process research and development.......................       283         --         --
  Impairment of tangible property and equipment.............        --      2,458         --
                                                              --------   --------   --------
         Total operating expenses...........................    22,225     41,399     19,851
                                                              --------   --------   --------
Loss from operations........................................   (21,349)   (35,500)   (14,741)
Interest expense............................................       (93)    (1,500)    (2,175)
Impairment of investment....................................      (759)    (2,250)        --
Interest and other income...................................     1,785      2,951        301
                                                              --------   --------   --------
Net loss before extraordinary item and cumulative effect of
  accounting change.........................................   (20,416)   (36,299)   (16,615)
Extraordinary loss on extinguishment of debt................        --     (7,453)        --
                                                              --------   --------   --------
Net loss before cumulative effect of accounting change......   (20,416)   (43,752)   (16,615)
Cumulative effect of accounting change -- beneficial
  conversion feature........................................        --     (7,500)        --
                                                              --------   --------   --------
Net loss....................................................  $(20,416)  $(51,252)  $(16,615)
                                                              ========   ========   ========
Basic and diluted net loss per share:
  Net loss before extraordinary item and cumulative effect
    of accounting change....................................  $  (1.11)  $  (2.36)  $  (5.47)
  Extraordinary loss........................................        --      (0.48)        --
  Cumulative effect of accounting change -- beneficial
    conversion feature......................................        --      (0.49)        --
                                                              --------   --------   --------
         Net loss...........................................  $  (1.11)  $  (3.33)  $  (5.47)
                                                              ========   ========   ========
Shares used in computing basic and diluted net loss per
  share.....................................................    18,363     15,381      3,036
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ELOQUENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    CONVERTIBLE
                                  PREFERRED STOCK    COMMON STOCK     TREASURY STOCK    ADDITIONAL       NOTES          UNEARNED
                                  ---------------   ---------------   ---------------    PAID-IN       RECEIVABLE     STOCK-BASED
                                  SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     FROM EMPLOYEES   COMPENSATION
                                  ------   ------   ------   ------   ------   ------   ----------   --------------   ------------
                                                                           (IN THOUSANDS)
BALANCES, DECEMBER 31, 1998.....   7,159    $ 7      3,472    $ 3        --    $  --     $ 25,922        $  --          $ (2,344)
  Net loss and comprehensive
    loss........................      --     --         --     --        --       --           --           --                --
  Exercise of stock options.....      --     --        423      1        --       --          260           --                --
  Exercise of common stock
    warrants....................      --     --         23     --        --       --           --           --                --
  Repurchase of unvested common
    stock.......................      --     --       (359)    --        --       --         (122)          --                --
  Issuance of common stock in
    exchange for services.......      --     --         15     --        --       --          150           --                --
  Issuance of common stock
    warrants in exchange for
    services....................      --     --         --     --        --       --          403           --                --
  Issuance of common stock
    warrants in connection with
    long-term notes payable.....      --     --         --     --        --       --        7,500           --                --
  Beneficial conversion charge
    related to long-term notes
    payable.....................      --     --         --     --        --       --        5,000           --                --
  Unearned stock-based
    compensation................      --     --         --     --        --       --       12,976           --           (12,976)
  Amortization of unearned
    stock-based compensation....      --     --         --     --        --       --           --           --             5,756
                                  ------    ---     ------    ---      ----    -----     --------        -----          --------
BALANCES, DECEMBER 31, 1999.....   7,159    $ 7      3,574    $ 4        --    $  --     $ 52,089        $  --          $ (9,564)
  Net loss......................      --     --         --     --        --       --           --           --                --
  Net unrealized gain on
    investments.................      --     --         --     --        --       --           --           --                --
  Comprehensive loss............      --     --         --     --        --       --           --           --                --
  Initial Public Offering, net
    of issuance expenses of
    $7,064......................      --     --      5,175      5        --       --       75,436           --                --
  Conversion of Preferred
    Stock.......................  (7,159)    (7)     7,159      7        --       --           --           --                --
  Exercise of stock options.....      --     --        491     --        --       --          404           --                --
  Exercise of common stock
    warrants....................      --     --      1,335      2        --       --            3           --                --
  Repurchase of unvested common
    stock.......................      --     --        (75)    --        --       --          (56)          --                --
  Stock issued under stock
    purchase plan...............      --     --        176     --        --       --          708           --                --
  Issuance of common stock in
    exchange for services.......      --     --          2     --        --       --           28           --                --
  Net beneficial conversion
    charge related to long-term
    notes payable...............      --     --         --     --        --       --        2,500           --                --
  Unearned stock-based
    compensation................      --     --         --     --        --       --       (2,962)          --             2,962
  Amortization of unearned
    stock-based compensation....      --     --         --     --        --       --           --           --             4,140
                                  ------    ---     ------    ---      ----    -----     --------        -----          --------
BALANCES, DECEMBER 31, 2000.....      --    $--     17,837    $18        --    $  --     $128,150        $  --          $ (2,462)
                                  ======    ===     ======    ===      ====    =====     ========        =====          ========
  Net loss......................      --     --         --     --        --       --           --           --                --
  Net unrealized loss on
    investments.................      --     --         --     --        --       --           --           --                --
  Comprehensive loss............      --     --         --     --        --       --           --           --                --
  Purchase of treasury stock....      --     --         --     --      (246)    (287)          --           --                --
  Exercise of stock options.....      --     --        574     --        --       --          504           --                --
  Exercise of common stock
    warrants....................      --     --         16     --       148       --           --           --                --
  Repurchase of unvested common
    stock.......................      --     --        (14)    --        --       --          (29)          --                --
  Stock issued under stock
    purchase plan...............      --     --        130     --        28       14           97           --                --
  Stock issued for purchase of
    Rebop, Inc..................      --     --        802      1        --       --        1,139           --                --
  Notes receivable from
    employees...................      --     --         --     --        --       --           --         (100)               --
  Unearned stock-based
    compensation................      --     --         --     --        --       --         (161)          --               161
  Amortization of unearned
    stock-based compensation....      --     --         --     --        --       --           --           --             1,660
                                  ------    ---     ------    ---      ----    -----     --------        -----          --------
BALANCES, DECEMBER 31, 2001.....      --    $--     19,345    $19       (70)   $(273)    $129,700        $(100)         $   (641)
                                  ======    ===     ======    ===      ====    =====     ========        =====          ========

                                                 OTHER
                                                COMPRE-       TOTAL
                                  ACCUMULATED   HENSIVE   STOCKHOLDERS'
                                    DEFICIT     INCOME       EQUITY
                                  -----------   -------   -------------
                                             (IN THOUSANDS)
BALANCES, DECEMBER 31, 1998.....   $ (18,232)    $ --       $  5,356
  Net loss and comprehensive
    loss........................     (16,615)      --        (16,615)
  Exercise of stock options.....          --       --            261
  Exercise of common stock
    warrants....................          --       --             --
  Repurchase of unvested common
    stock.......................          --       --           (122)
  Issuance of common stock in
    exchange for services.......          --       --            150
  Issuance of common stock
    warrants in exchange for
    services....................          --       --            403
  Issuance of common stock
    warrants in connection with
    long-term notes payable.....          --       --          7,500
  Beneficial conversion charge
    related to long-term notes
    payable.....................          --       --          5,000
  Unearned stock-based
    compensation................          --       --             --
  Amortization of unearned
    stock-based compensation....          --       --          5,756
                                   ---------     ----       --------
BALANCES, DECEMBER 31, 1999.....   $ (34,847)    $ --       $  7,689
  Net loss......................     (51,252)      --        (51,252)
  Net unrealized gain on
    investments.................          --      193            193
                                                            --------
  Comprehensive loss............          --       --        (51,059)
                                                            --------
  Initial Public Offering, net
    of issuance expenses of
    $7,064......................          --       --         75,441
  Conversion of Preferred
    Stock.......................          --       --             --
  Exercise of stock options.....          --       --            404
  Exercise of common stock
    warrants....................          --       --              5
  Repurchase of unvested common
    stock.......................          --       --            (56)
  Stock issued under stock
    purchase plan...............          --       --            708
  Issuance of common stock in
    exchange for services.......          --       --             28
  Net beneficial conversion
    charge related to long-term
    notes payable...............          --       --          2,500
  Unearned stock-based
    compensation................          --       --             --
  Amortization of unearned
    stock-based compensation....          --       --          4,140
                                   ---------     ----       --------
BALANCES, DECEMBER 31, 2000.....   $ (86,099)    $193       $ 39,800
                                   =========     ====       ========
  Net loss......................     (20,416)      --        (20,416)
  Net unrealized loss on
    investments.................          --      (99)           (99)
                                                            --------
  Comprehensive loss............          --       --        (20,515)
                                                            --------
  Purchase of treasury stock....          --       --           (287)
  Exercise of stock options.....          --       --            504
  Exercise of common stock
    warrants....................          --       --             --
  Repurchase of unvested common
    stock.......................          --       --            (29)
  Stock issued under stock
    purchase plan...............          --       --            111
  Stock issued for purchase of
    Rebop, Inc..................          --       --          1,140
  Notes receivable from
    employees...................          --       --           (100)
  Unearned stock-based
    compensation................          --       --             --
  Amortization of unearned
    stock-based compensation....          --       --          1,660
                                   ---------     ----       --------
BALANCES, DECEMBER 31, 2001.....   $(106,515)    $ 94       $ 22,284
                                   =========     ====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ELOQUENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(20,416)  $(51,252)  $(16,615)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization...........................     2,006      1,461      1,249
    Acquired in-process research and development............       283         --         --
    Impairment of tangible property and equipment...........        --      2,458         --
    Impairment of equity investment -- eSpoc Inc............       759      2,250         --
    Loss on equity investment -- Rebop Media, Inc...........       796        560         --
    Extraordinary loss on extinguishment of debt............        --      7,453         --
    Cumulative effect on accounting change-beneficial
      conversion feature....................................        --      7,500         --
    Amortization of discount on long-term notes payable.....        --        478        975
    Amortization of deferred charges........................        14        361        195
    Issuance of common stock in exchange for services.......        --         28         --
    Amortization of stock-based compensation................     1,660      4,139      5,756
    Changes in operating assets and liabilities, net of
      acquisition
      Accounts receivable, net..............................     2,584        671     (1,457)
      Deferred production cost..............................        86       (110)       226
      Prepaid expenses......................................       (32)       108       (268)
      Other assets..........................................       281       (362)      (282)
      Accounts payable and other accrued liabilities........    (2,263)     3,809      1,962
      Deferred revenue......................................      (488)       341         81
                                                              --------   --------   --------
         Net cash used for operating activities.............   (14,730)   (20,107)    (8,178)
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from (sales and maturities of) short-term
    investments.............................................    20,177    (35,744)        --
  Purchases of long-term investments........................        --     (4,500)        --
  Purchases of property and equipment.......................      (244)    (5,352)      (976)
  Acquisition of Rebop Media, Inc., net of cash acquired....    (3,568)        --         --
                                                              --------   --------   --------
         Net cash provided by (used for) investment
           activities.......................................    16,365    (45,596)      (976)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from borrowings under bank line of credit........        --         --      4,000
  Repayment of borrowings under bank line of credit.........        --     (3,000)    (2,500)
  Fees incurred in connection with bank line of credit......        --         --        (75)
  Proceeds from issuance of subordinated notes, net of
    issuance costs..........................................        --         --     18,652
  Repayment of subordinated notes...........................        --    (20,000)        --
  Proceeds from issuance of common stock, net of repurchases
    and offering costs......................................       572     76,504        139
  Treasury stock purchases, net.............................      (273)        --         --
  Proceeds from capital lease financing.....................        --        277        158
  Payment of principal on capital lease financing...........      (709)      (733)      (707)
                                                              --------   --------   --------
         Net cash provided by (used for) financing
           activities.......................................      (410)    53,048     19,667
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     1,225    (12,655)    10,513
Cash and cash equivalents, beginning of year................     4,519     17,174      6,661
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  5,744   $  4,519   $ 17,174
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest..............................................  $     80   $    574   $  1,004
    Non-cash transactions:
      Stock-based compensation, net of cancellations........  $   (161)  $ (2,962)  $ 12,976

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ELOQUENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS

     Eloquent, Inc. ("Eloquent" or the "Company") was incorporated in Delaware in March 1995. Eloquent provides sales effectiveness solutions that enable customers to increase the productivity of their sales and marketing organizations, accelerate new product revenues and reduce product launch expenses. The Eloquent LaunchForce application enables production and posting of rich media product and sales content, personalized delivery of the content and detailed measurement of the results. Rich media content involves the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. LaunchForce delivers rich media content on the Web via intranets or extranets or creates CD-ROMs. LaunchForce services include software development and system integration, video and rich media content production and hosting.

     The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred a loss from operations of approximately $21,349,000 and negative cash flows from operations of $14,730,000. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $35,500,000 and negative cash flows from operations of $20,107,000. For the year ended December 31, 1999, the Company incurred a loss from operations of approximately $14,741,000 and negative cash flows from operations of $8,178,000. As of December 31, 2001, 2000 and 1999, the Company had accumulated deficits of approximately $106,515,000, $86,099,000 and $34,847,000, respectively. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional funds through public or private financings, or other arrangements, or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended business objectives.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates, including those related to uncollectible receivables, intangible assets, income taxes, restructuring and other accrued liabilities, and contingencies and litigation, could result in a change to the estimates and impact future operating results.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

  FINANCIAL INSTRUMENTS, RISKS AND CONCENTRATIONS

     Financial instruments, which potentially subject Eloquent to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, and accounts receivable.

     Eloquent considers all highly liquid investments, purchased with an original or remaining maturity of three months or less, as of the date of purchase, to be cash equivalents and those with an original or remaining maturity, as of the date of purchase, of greater than three months to be short-term investments. At December 31, 2001 and 2000, substantially all of Eloquent's cash and cash equivalents were maintained by one major U.S. financial institution. These deposits may, at times, exceed the federally insured limits.

     Eloquent acquires certain equity investments for the promotion of business and strategic objectives. These non-marketable securities are accounted for using either the cost method or the equity method and are

                                 ELOQUENT, INC.

included in "Other assets.". Eloquent periodically evaluates the carrying value of these investments when events and circumstances warrant such a review. When the carrying value of an investment is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

     The carrying amounts of Eloquent's financial instruments, including cash equivalents, accounts receivable, accounts payable, other liabilities and capital lease obligations approximate fair value due to their short maturities.

     Eloquent supplies a variety of customers and generally does not require collateral against orders. Although Eloquent maintains an allowance for potential credit losses it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2001, one customer, Compaq Computer Corporation, accounted for greater than 10% of accounts receivable and at December 31, 2000 no customer accounted for greater than 10% of accounts receivable. For fiscal year 2001, one customer, Compaq Computer Corporation, accounted for more than 10% of revenue. For fiscal years 2000 and 1999, no customer accounted for greater than 10% of revenue.

     Eloquent's management has determined that the Company operates in a single business segment that is characterized by rapid technological advances, changes in customer requirements and evolving industry standards. Any failure by Eloquent to anticipate or respond to changes in demand could have a material adverse effect on its business, operating results, cash flows and consolidated financial position.

     Eloquent relies on a number of third-party suppliers for various services. While management believes Eloquent could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current suppliers could have an adverse impact on the business, operating results, cash flows and consolidated financial position.

  DEFERRED PRODUCTION COSTS

     Costs that relate to uncompleted content production are included in the consolidated financial statements in "Prepaid expenses and deferred production costs". The deferred production costs at December 31, 2001 are expected to be entirely billed and collected in 2002.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements and assets acquired under capital lease obligations are amortized on a straight-line basis over the shorter of the estimated useful economic life or the length of the lease. Repairs and maintenance costs are expensed as incurred.

     Eloquent evaluates the carrying value of equipment and leasehold improvements when events and circumstances warrant such a review. When the carrying value of equipment and leasehold improvements is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

  REVENUE RECOGNITION

     Eloquent recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-9 and SOP 98-4, when all of the following criteria are met: evidence of an arrangement exists, delivery has occurred, collection of the receivable is probable and the fee is fixed or determinable. For contracts with multiple obligations, vendor-specific objective evidence must exist to allocate the total fee to all delivered and undelivered elements of the arrangement.

                                 ELOQUENT, INC.

     Software licenses and maintenance revenue includes applications server and desktop player software licenses, software maintenance and hosting fees. The revenue for applications server and desktop player software licenses is recognized upon shipment. Eloquent recognizes revenue for maintenance and hosting ratably over the period of the maintenance or hosting contract.

     Eloquent recognizes content production revenue upon shipment of the completed production copy. Eloquent recognizes revenue for compact disc duplication upon shipment of the duplicated compact discs.

     Eloquent recognizes professional services revenue for education and installation services in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and Accounting Research Bulletin No. 45 "Long Term Construction-Type Contracts". Professional services revenue, for arrangements in which alterations to the features and functionality of the server software are made is recognized for the entire arrangement, including license fees, as the services are performed and when collectibility is probable.

     Deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

  ADVERTISING EXPENSE

     Eloquent expenses advertising costs as they are incurred. Advertising expenses for fiscal years 2001, 2000 and 1999 were not significant.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. To date, products have generally reached technological feasibility and have been released for sale at substantially the same time. Accordingly, no software development costs have been capitalized as of December 31, 2001 or 2000. All research and development expenses were funded by the Company rather than by any of our customers.

  ACQUIRED TECHNOLOGY AND PATENTS AND GOODWILL

     Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Acquired technology and patents are amortized on a straight-line basis over their estimated useful lives of three and five years, respectively. Goodwill is not amortized in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

  STOCK-BASED COMPENSATION

     Eloquent accounts for stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, expense is based on the difference, if any, on the date of grant, between the fair value of common stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" and SFAS No. 123, and valued using the Black-Scholes option-pricing model.

  INCOME TAXES

     Eloquent accounts for income taxes using the liability method under which, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and

                                 ELOQUENT, INC.

liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares are composed of common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants and are included in the diluted net loss per share to the extent that they are dilutive.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS No. 141 supersedes APB No. 16, "Business Combinations". The provisions of SFAS No. 141
(1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that upon adoption of SFAS No. 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB No. 17, "Intangible Assets", and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), and (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

     The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS No. 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In preparation for the adoption of FAS No. 142, the Company is in the process of evaluating the useful lives of its existing intangible assets. It has not determined whether any changes to those useful lives are going to have a material impact on the results of its operations.

     SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected

                                 ELOQUENT, INC.

as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes FASB No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", and the accounting and reporting provisions relating to the disposal of a segment of a business of APB No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its consolidated financial statements.

3.  ACQUISITION OF REBOP MEDIA, INC.

     During the summer of 2000, Eloquent's management and Board of Directors determined the need to either develop or acquire technology that would allow Eloquent to offer live video-based Web conferencing as part of its business communications solution. Eloquent's management and Board of Directors evaluated several potential companies with "live" technology as potential acquisitions and also considered investing in a new company to be founded by Cliff Reid, an officer, director and holder of more than 5% of Eloquent's common stock. Given the anticipated acquisition price of these companies and Eloquent's desire to have a product designed to integrate seamlessly with Eloquent's on-demand software, the management and the Board determined that it was in the best interests of Eloquent to invest in a new company rather than acquire an existing company.

     In October 2000, Eloquent and Rebop Media, Inc. ("Rebop"), a recently-formed live video-based Web conferencing company, entered into a strategic relationship whereby Eloquent invested approximately $1,500,000 in Rebop. The investment was for Series A preferred stock and represented approximately 18% of Rebop's capital stock, on an as-if converted basis. The investment was accounted for using the equity method. However, because Eloquent bore substantially all the economic risk of Rebop's operations, Eloquent recorded 100% of Rebop's operating losses in 2001 and 2000 of approximately $1,327,000 and $918,000, respectively, including stock-based compensation charges of $531,000 and $358,000, respectively, as research and development expense.

     As part of this investment in Rebop, Eloquent obtained the right, subject to Eloquent's Board of Directors' approval, to acquire Rebop at a later date if Rebop successfully installed its product in three customer sites. The acquisition of Rebop was to be by means of the issuance of a number of shares of Eloquent's common stock, the number to be determined through a formula based on the market price of Eloquent's common stock at the time of the acquisition. Alternatively, at Eloquent's option, Rebop could be acquired for $13,600,000 in cash.

     Members of Eloquent's Board of Directors believed that the formula would result in a reasonable purchase price for Rebop in comparison to the anticipated potential acquisition price for other companies with live technology. The formula established an acquisition price that Eloquent's Board of Directors believed would yield a satisfactory return on investment. Further, as the value of the transaction was limited to a maximum of $13,600,000, Eloquent determined that the cost of hiring an outside advisor was disproportionately large as compared to the size of the transaction.

     Rebop's Web conferencing solution, "LaunchForce Live", is designed to integrate with Eloquent's LaunchForce on-demand software. As a result of the acquisition, Eloquent's customers are expected to benefit from a fully integrated live-to-on demand sales effectiveness solution. Cliff Reid, Eloquent's Chief Executive Officer and a director and major stockholder, served as President and Chief Executive Officer of Rebop.

     In April 2001, following Rebop's successful installation of its product in three customer sites and with the unanimous approval of Eloquent's Board (Dr. Reid abstaining), Eloquent exercised its right to acquire Rebop. Given general economic and stock market conditions existing at the time, including the market price of

                                 ELOQUENT, INC.

Eloquent's common stock, Eloquent's Board of Directors determined that the number of shares of Eloquent common stock to be issued in the acquisition would have resulted in significant dilution to Eloquent's existing stockholders. Therefore, Eloquent's Board of Directors, with Dr. Reid abstaining, unanimously determined that it was in the best interests of Eloquent to renegotiate the terms of the purchase agreement to reflect the general decrease in the value of internet based companies between the time of the initial investment and the time Eloquent exercised its right to acquire Rebop. Because the purchase price had already been established in the original acquisition agreement, the Board determined that it was in the best interests of Eloquent and its stockholders to limit the dilution caused by the acquisition by capping the number of shares of common stock to be issued in the acquisition and to pay the remainder of the acquisition price in cash. The maximum number of shares of common stock to be issued was based in part on the market value of Rebop established by an analysis performed by the Company's management. In performing its analysis regarding the fair value of Rebop, the Company's management considered, among other things, the current high-tech market, synergies arising from incorporation of Rebop's technology into existing Eloquent products and the future cash flows of those products.

     On June 22, 2001, Eloquent agreed to acquire Rebop pursuant to a First Amended and Restated Agreement and Plan of Merger by and among Rebop Acquisition Corp., a California corporation, Eloquent and Rebop.

     In July 2001, Eloquent completed its acquisition of all the outstanding shares of Rebop common stock and common stock options for approximately $3,813,000 in cash and 849,995 shares of common stock (including shares issuable on exercise of stock options) valued at approximately $1,207,000 and acquisition costs of approximately $310,000. The source of the funds for the acquisition was available cash reserves. The value of the common stock and options was determined based on the average market price of Eloquent's common stock over the 5-day period before and after the terms of the acquisition were announced in June 2001. The shares of Rebop's series A preferred stock owned by Eloquent were cancelled as part of the transaction. At the closing of the acquisition on July 5, 2001, 10% of the stock to be issued and cash to be paid to the former shareholders of Rebop (including Dr. Reid) was placed in escrow to secure certain indemnification obligations contained in the merger agreement. The escrow terminated in January 2002 without Eloquent making any claims against the escrow, resulting in the release of all cash and stock held.

     The acquisition has been accounted for in accordance with SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Pro forma information reflecting the results of Rebop's operations for the periods prior to the acquisition of Rebop have not been presented as Rebop's operating results have historically been recognized by Eloquent since the Company's original investment in Rebop.

     The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of Rebop is as follows (in thousands):

Tangible assets acquired....................................   $  238
Acquired technology.........................................    1,492
Patents.....................................................      207
Goodwill....................................................    3,230
In-process research and development.........................      283
Liabilities assumed.........................................      (77)
                                                               ------
Total.......................................................   $5,373
                                                               ======

     The excess of the purchase price of Rebop over the fair market value of the net assets acquired resulted in the recognition of approximately $3,230,000 of goodwill.

                                 ELOQUENT, INC.

     Acquired technology of $1,492,000 is being amortized over a three-year useful life. Patents of $207,000 are being amortized over a five-year useful life. Amortization of intangible assets charged to operations amounted to $270,000 in 2001. The amortization of intangible assets charged to operations is expected to be as follows: 2002 and 2003 -- $540,000; 2004 -- $290,000;
2005 -- $40,000 and 2006 -- $19,000. Goodwill of $3,230,000, is not expected to be tax deductible and is being accounted for in accordance with SFAS No. 142. The $283,000 attributable to in-process research and development was expensed on the acquisition date in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method."

4.  RESTRUCTURING EXPENSE AND IMPAIRMENT OF PROPERTY AND EQUIPMENT

     In December 2000, Eloquent announced a plan to restructure operations that resulted in a one-time charge totaling $4,015,000. The restructuring is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, Eloquent gave notice of termination in December 2000 to 80 employees and recorded approximately $1,425,000 related to salary and termination benefits and approximately $473,000 of stock-based compensation expense for the amortization of the stock-based compensation charge over the termination notice period related to stock options granted prior to Eloquent's initial public offering.

     Eloquent is actively pursuing opportunities to reduce expenditures for office space. The restructuring charge recorded in 2000 includes $1,761,000 for lease expense. This charge reflected payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. In 2001, Eloquent recorded an additional $2,250,000 restructuring charge for lease expense as a result of deteriorating real estate market conditions resulting in lower facility lease rates than estimated for the initial restructuring charge. This estimate is based on current comparable rates for leases in the Company's market. If facilities rental rates continue to decrease in our market or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

     In December 2000, Eloquent also recorded a $2,458,000 impairment charge to write-off the carrying value of excess equipment and furniture, abandoned leasehold improvements and certain software and technology assets. The excess equipment and furniture and abandoned leasehold improvements are a result of the termination of over 80 employees and consultants and consolidation of the remaining employees in fewer leased facilities. Further, with its reduced employee base, Eloquent re-evaluated its investments in various productivity and market initiatives that relied on purchased software and technology and concluded that it could not support these investments. Accordingly, Eloquent abandoned these initiatives. The restructuring charge recorded in December 2000 includes $356,000 for the buy-out of capital leases related to impaired equipment and elimination of maintenance contracts for impaired software.

     Components of the accrued restructuring charges and changes in accrued amounts related to the restructuring are as follows (in thousands):

                                                   NON-CASH     OTHER NON-CASH   FACILITIES AND
                                  REDUCTION IN   STOCK-BASED    RESTRUCTURING     OTHER LEASE
                                   WORKFORCE     COMPENSATION       COSTS         OBLIGATIONS      TOTAL
                                  ------------   ------------   --------------   --------------   -------
Initial charges.................    $ 1,425         $ 473            $ 79           $ 2,038       $ 4,015
Cash payments and deductions....       (143)         (473)            (79)             (147)         (842)
                                    -------         -----            ----           -------       -------
Balances, December 31, 2000.....    $ 1,282         $  --            $ --           $ 1,891       $ 3,173
  Charges.......................         --            --              --             2,250         2,250
  Cash payments and
     deductions.................     (1,282)           --              --            (1,306)       (2,588)
                                    -------         -----            ----           -------       -------
Balances, December 31, 2001.....    $    --         $  --            $ --           $ 2,835       $ 2,835
                                    =======         =====            ====           =======       =======

                                 ELOQUENT, INC.

     At December 31, 2001, $855,000 was recorded in "Accounts payable and other liabilities" and $1,980,000 was recorded in "Long-term liabilities".

5.  SHORT-TERM INVESTMENTS

     Short-term investments are classified as available for sale and are recorded at fair value based on quoted market prices. Unrealized gains and losses are recorded as a component of stockholders' equity and included in other comprehensive income. Realized gains and losses are recorded based on the specific identification method. Eloquent's short-term investments consisted of the following (in thousands):

                                                      AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                        COST        GAINS        LOSSES      VALUE
                                                      ---------   ----------   ----------   -------
DECEMBER 31, 2001:
  Asset-backed bonds................................   $ 6,478       $ 22         $--       $ 6,500
  Certificates of deposit...........................     1,023         --          --         1,023
  Corporate bonds...................................     7,045         72                     7,117
  U.S. Government and Agencies Securities...........     1,021         --          --         1,021
                                                       -------       ----         ---       -------
  Short-term investments............................   $15,567       $ 94         $--       $15,661
                                                       =======       ====         ===       =======
DECEMBER 31, 2000:
  Asset-backed bonds................................   $15,075       $ 92         $--       $15,167
  Certificates of deposit...........................     2,988          2          --         2,990
  Commercial paper..................................     1,464         --          --         1,464
  Corporate bonds...................................    16,217         99          --        16,316
                                                       -------       ----         ---       -------
  Short-term investments............................   $35,744       $193         $--       $35,937
                                                       =======       ====         ===       =======

     At December 31, 2001, the underlying maturities of short-term investments were: $6,404,000 within one year, $4,892,000 between one and two years and $4,350,000 between two and five years. Restricted short-term investments reflect a letter of credit arrangement in satisfaction of a lease deposit. In 2001, the Company realized net gains of $113,000, which have been recorded in "Interest and other income".

6.  BALANCE SHEET DETAILS

  PROPERTY AND EQUIPMENT

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Computer equipment and software.............................  $ 3,809   $ 3,540
Furniture and fixtures......................................      337       274
Computer equipment acquired under capital lease
  obligations...............................................      945       945
Leasehold improvements under capital lease obligations......      496       496
                                                              -------   -------
                                                                5,587     5,255
Less accumulated depreciation and amortization..............   (3,643)   (1,907)
                                                              -------   -------
                                                              $ 1,944   $ 3,348
                                                              =======   =======

     Accumulated amortization on equipment acquired under capital lease obligations was $2,220,000 and $2,335,000 as of December 31, 2001 and 2000, respectively. Repair and maintenance expenses for fiscal years 2001, 2000 and 1999 were not significant.

                                 ELOQUENT, INC.

  OTHER ASSETS

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Lease and other deposits....................................  $  633   $  814
Investment in Rebop Media, Inc..............................      --      986
Investment in eSpoc Inc.....................................      --      750
Deferred charges -- debt issue costs........................      --       14
Other assets................................................      34       87
                                                              ------   ------
                                                              $  667   $2,651
                                                              ======   ======

  OTHER ACCRUED LIABILITIES

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Accrued restructuring expenses..............................  $  855   $3,173
Accrued compensation and related expenses...................     865    1,426
Accrued consulting and professional fees....................     398      460
Accrued acquisition costs, Rebop Media, Inc.................     485       --
Accrued liabilities.........................................     843      931
                                                              ------   ------
                                                              $3,446   $5,990
                                                              ======   ======

7.  STRATEGIC INVESTMENTS AND RELATED PARTY TRANSACTION

     During 2000, Eloquent entered into a strategic relationship with eSpoc Inc. ("eSpoc"), a provider of an electronic marketplace for the purchase and liquidation of medical equipment and supplies. As part of this relationship, Eloquent purchased 461,538 shares of eSpoc preferred stock for $3,000,000. Also during 2000, Eloquent licensed its Eloquent Communications Server product and provided related services to eSpoc. Under the terms of the arrangement, Eloquent recognized revenue of approximately $52,000 in 2001 and $1,343,000 in 2000.

     During the fourth quarter of 2000, Eloquent performed an evaluation of the carrying value of this investment. The Company considered current financial market conditions for raising capital and reviewed the cash flows and operating results of eSpoc. Eloquent concluded that the unfavorable financial market conditions as they relate to entities engaged in electronic commerce were not temporary. Accordingly, the carrying value of the equity investment in eSpoc was determined to be impaired. A loss of $2,250,000 was recognized based on the amount by which the carrying value exceeded the fair value of Eloquent's proportionate share of the net assets of eSpoc. In the second quarter of 2001, the Company re-evaluated the carrying value of its investment in eSpoc and concluded that eSpoc was no longer pursuing its original business plan and that eSpoc's current business plan would not result in any return to investors. Accordingly, Eloquent recognized as a loss the remaining carrying value of $759,000.

8.  LINE OF CREDIT AND DEFERRED CHARGES

     In July 1999, Eloquent entered into a revolving line of credit agreement with a financial institution that allowed for maximum borrowings of $9,000,000 at certain defined interest rates not to exceed 9% per annum.

                                 ELOQUENT, INC.

The agreement expired in January 2001. At December 31, 2000, no borrowings were outstanding under the line of credit.

     In connection with the revolving line of credit, Eloquent issued to the lender warrants to purchase 70,000 shares of common stock at $5.10 per share. The warrants expire July 2006. Eloquent valued the warrants using the Black-Scholes option pricing model at $403,000, and recorded the value of the warrants as debt issue costs in "Other assets". The debt issue costs were amortized over the life of the revolving credit facility of 18 months. The assumptions used in the Black-Scholes model were: dividend yield of 0%; volatility of 55%; risk-free interest rate of 5.94%; and the expected life of 7 years.

9. CONVERTIBLE NOTES AND WARRANTS, DEFERRED CHARGES AND EFFECT OF ACCOUNTING CHANGE

     In October 1999, Eloquent sold convertible notes and detachable warrants to purchase 1,500,000 shares of common stock for aggregate gross consideration of $20,000,000. The notes provided that they were to mature on October 20, 2004 and bear interest at 12% per annum. The warrants have an exercise price of $0.01 per share and expire the earlier of 5 years after the repayment of the notes or October 20, 2006. In conjunction with the sale of the notes Eloquent incurred $1,500,000 in debt issue costs that were included in "Other assets" and being amortized over the life of the notes. In accordance with the terms of the notes, all amounts outstanding under the notes were repaid upon consummation of Eloquent's initial public offering on February 23, 2000.

     The gross consideration received from the notes was allocated between the notes and the warrants in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," as follows (in thousands):

Long-term notes payable.....................................   $12,500
Warrants....................................................     7,500
                                                               -------
Gross consideration.........................................   $20,000
                                                               =======

     The notes provided that after December 31, 2000, the investors, at their option, could convert the notes to Series E preferred stock at an initial conversion rate of $8 per share, subject to certain anti-dilutive provisions. This gave rise to a beneficial conversion feature of $5,000,000, based on the fair value of common stock at the date of the sale of the notes and detachable warrants. This beneficial conversion feature was recorded as a further discount on the sale of the notes. In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding accounting for securities involving beneficial conversion features. The consensus requires a cumulative adjustment for certain securities issued after May 1999. As outlined in EITF No. 00-27, the Task Force determined that the conversion price used to calculate the intrinsic value should be based on the proceeds allocated to the convertible instrument. The financial statement impact to Eloquent of this requirement is that the additional beneficial conversion feature calculated under the new regulations of $7,500,000 has been recorded in the fourth quarter 2000 statement of operations as the cumulative effect of accounting change -- beneficial conversion feature.

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

                                 ELOQUENT, INC.

10.  CAPITAL LEASE OBLIGATIONS

     In August 1999, Eloquent entered into a lease line of credit agreement with a financial intermediary. The line of credit allowed for principal borrowings of up to $1,500,000 through July 2000. The agreement replaced Eloquent's previous lease line of credit agreement. Leases bear interest at rates ranging from 9.95% to 10.54%, are collateralized by the underlying equipment and are payable over the equipment lease term. At December 31, 2001, lease payments due in 2002, the end of the lease term, total $240,000 of which $10,000 represents interest.

11.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASE OBLIGATIONS

     Eloquent leases certain office facilities under non-cancelable operating lease arrangements expiring between 2002 and 2005. These commitments primarily represent office facilities vacated as part of our restructuring activities. Eloquent subleases one such facility to a third party tenant. At December 31, 2001, future minimum lease commitments and future sublease income under non-cancelable operating leases are (in thousands):

                                                             FUTURE LEASE   FUTURE SUBLEASE
                                                               PAYMENTS         INCOME
                                                             ------------   ---------------
2002.......................................................     $1,092           $176
2003.......................................................      1,123            192
2004.......................................................      1,111            192
2005.......................................................        582             16
                                                                ------           ----
Total......................................................     $3,908           $576
                                                                ======           ====

     Rental expense for the years ended December 31, 2001, 2000 and 1999 was $897,000, $3,680,000 and 1,188,000, respectively.

 ROYALTIES

     Eloquent has entered into various technology licensing agreements that allow it to incorporate the licensed technology into its software products. Certain of the agreements require royalty payments ranging from 1.5% to 2.5% of revenue generated from products incorporating the licensed technology. Another agreement requires royalty payments of less than $1,000 per license, after payment of an initial licensing fee of $16,000. The remaining agreement requires payment of fees ranging from approximately $2,000 to $13,000, per central processing unit, depending on the version of the technology that is incorporated in our product. The Company is not required to pay any future minimum royalties under these agreements.

 LITIGATION

     Beginning in July 2001, the Company and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York. In each of these complaints, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. The Company believes that these lawsuits are without merit and intends to defend against them vigorously. However, an adverse decision could have a

                                 ELOQUENT, INC.

material adverse effect on the Company's business, results of operations, cash flows or consolidated financial position.

12.  STOCKHOLDERS' EQUITY

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

  CONVERTIBLE PREFERRED STOCK

     Prior to Eloquent's initial public offering in 2000, the convertible preferred stock authorized by Eloquent's Articles of Incorporation could be issued in one or more series. The convertible preferred stock at December 31, 1999 comprised (in thousands):

                                                        NUMBER OF       COMMON
                                          NUMBER OF      SHARES         SHARES
                                            SHARES     ISSUED AND    RESERVED FOR   LIQUIDATION
                                          AUTHORIZED   OUTSTANDING    CONVERSION       VALUE
                                          ----------   -----------   ------------   -----------
Series A................................    1,250         1,250         1,250         $ 1,000
Series B................................    1,922         1,908         1,908           3,300
Series C................................    1,912         1,912         1,912           7,458
Series D................................    2,355         2,089         2,089          10,655
Series E................................    2,500            --         2,500              --
                                            -----         -----         -----         -------
                                            9,939         7,159         9,659         $22,413
                                            =====         =====         =====         =======

  COMMON STOCK WARRANTS

     In 1999, in conjunction with the revolving line of credit, Eloquent provided the lender with warrants to purchase 70,000 shares of common stock at $5.10 per share. See Note 8 for further details.

     In 1999, warrants to purchase 1,500,000 shares were issued in conjunction with the convertible notes at an exercise price of $0.01 per share. See Note 9 for further details.

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

     At December 31, 2001, the weighted average contractual life of the outstanding warrants was 3.8 years.

                                 ELOQUENT, INC.

     Warrant activity for common stock and preferred stock now converted to common stock is as follows:

                                                                WARRANTS OUTSTANDING
                                                            ----------------------------
                                                              SHARES     PRICE PER SHARE
                                                            ----------   ---------------
Balance, December 31, 1998................................     137,887   $0.173 - $3.90
  Granted.................................................   1,570,000   $0.01  - $5.10
  Exercised...............................................     (22,500)           $0.01
                                                            ----------
Balance, December 31, 1999................................   1,685,387   $0.01  - $5.10
  Exercised...............................................  (1,335,576)  $0.01  - $1.73
  Cancelled...............................................      (3,557)  $0.01  - $1.73
                                                            ----------
Balance, December 31, 2000................................     346,254   $0.01  - $5.10
  Exercised...............................................    (164,199)  $0.01  - $0.80
  Cancelled...............................................     (22,989)  $0.01  - $0.80
                                                            ----------
Balance, December 31, 2001................................     159,066   $0.01  - $5.10
                                                            ==========

  STOCK REPURCHASE PROGRAM

     In May 2001, Eloquent's Board of Directors authorized the repurchase of up to 250,000 shares of the Company's outstanding common stock. At December 31, 2001, the Company had purchased 246,000 shares at an average price of $1.17 per share. Shares repurchased under the program are being re-issued to satisfy exercises of warrants, purchases under the employee stock plan and exercises of options issued under employee equity incentive plans.

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

  STOCK-BASED COMPENSATION

     In connection with certain stock option grants, Eloquent recorded unearned stock-based compensation totaling $13,189,000, which is being amortized utilizing the accelerated method prescribed in FASB Interpretation No. 28 over the vesting periods of the related options which is generally four to five years. If options are cancelled prior to vesting, the stock-based compensation expense related to the unvested options that was calculated utilizing the accelerated method is reversed and expense is recognized on a straight-line basis. Amortization of stock-based compensation recognized during the years ended December 31, 2001, 2000 and 1999 totaled $1,660,000, $4,140,000 and
$5,756,000, respectively, net of adjustments for cancellations. The amortization expense has been allocated across the relevant functional expense categories. Amounts

                                 ELOQUENT, INC.

reported in 1999 have been reclassified to conform with 2001 and 2000 presentations. The reclassification has no impact on the previously reported net loss.

13.  EMPLOYEE BENEFIT PLANS

  COMMON STOCK OPTIONS

     In October 1999, the Board approved Eloquent's 1999 Equity Incentive Plan (the Plan) that provides for the grant of incentive stock options, nonstatutory stock options and other equity instruments. The Plan became effective upon consummation of Eloquent's initial public offering and shares available under existing incentive plans became authorized for issuance under the Plan. 6,765,474 shares of common stock have been authorized for issuance of stock options to employees, directors, or consultants. Under the terms of the Plan and its predecessor plans, incentive options may be granted to employees, and nonstatutory options may be granted to employees, directors and consultants, at prices no less than 100% and 85%, respectively, of the fair market value of Eloquent's common stock at the date of grant. The Plan will terminate in October 2009, unless terminated earlier by the Board of Directors.

     Options granted prior to November 1998 generally became exercisable immediately and vest at 20% upon completion of one year from the vesting commencement date and ratably 1/60 each month thereafter. Grants after November 1998 and prior to January 2000 generally became exercisable immediately and vest at 25% upon completion of one year from the vesting commencement date and ratably 1/48 each month thereafter. Grants to new employees subsequent to January 2000, vest at 25% upon completion of one year from the vesting commencement date and ratably 1/48 each month thereafter and grants to existing employees vest ratably over 48 months. The options expire ten years from the date of grant, and Eloquent holds the right to repurchase unvested shares issued pursuant to their exercise at the original exercise price.

     In July 2000, the Board adopted the 2000 Non-Qualified Stock Plan that provides for the grant of nonstatutory stock options and other equity instruments. 2,000,000 shares of common stock have been authorized for issuance of stock options to employees, directors, or consultants at prices no less than 85% of the fair market value of Eloquent's common stock at the date of grant. Grants to existing employees generally vest ratably over 48 months and expire ten years from the date of grant.

                                 ELOQUENT, INC.

     Stock option activity under all option plans is summarized as follows:

                                                            OPTIONS OUTSTANDING
                                             --------------------------------------------------
                                                                                   WEIGHTED
                                                                                   AVERAGE
                                             SHARES AVAILABLE   SHARES UNDER    EXERCISE PRICE
                                                FOR GRANT          OPTION         PER SHARE
                                             ----------------   ------------   ----------------
Balances, December 31, 1998................        734,122        1,318,712         $0.49
  Additional shares reserved...............      3,160,000               --
  Granted..................................     (3,082,050)       3,082,050         $1.96
  Exercised................................             --         (422,643)        $0.61
  Cancelled................................        650,777         (650,777)        $0.68
                                                ----------       ----------
Balances, December 31, 1999................      1,462,849        3,327,342         $1.80
  Additional shares reserved...............      2,000,000               --
  Granted..................................     (3,033,724)       3,033,724         $6.46
  Exercised................................             --         (490,689)        $0.82
  Cancelled................................      1,202,417       (1,202,417)        $5.62
                                                ----------       ----------
Balances, December 31, 2000................      1,631,542        4,667,960         $3.95
  Additional shares reserved...............        760,974               --
  Granted and assumed......................     (2,754,832)       2,754,832         $0.93
  Exercised................................             --         (574,727)        $0.98
  Cancelled................................      2,947,920       (2,947,920)        $4.14
                                                ----------       ----------
Balance, December 31, 2001.................      2,585,604        3,900,145         $2.11
                                                ==========       ==========

     The options outstanding and currently vested by exercise price at December 31, 2001 were as follows:

OPTIONS OUTSTANDING
--------------------------------------------------------------------------              VESTED OPTIONS
                                       WEIGHTED AVERAGE                      -------------------------------------
                           SHARES         REMAINING       WEIGHTED AVERAGE   SHARES EXERCISABLE   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE       AT 12/31/01        EXERCISE PRICE
-----------------------  -----------   ----------------   ----------------   ------------------   ----------------
$0.13 - $ 0.75........      877,308          9.45              $ 0.63              140,992             $ 0.41
$0.78 - $ 1.00........    1,023,525          8.78              $ 0.91              336,209             $ 0.94
$1.01 - $ 2.00........      931,908          9.22              $ 1.38               96,124             $ 2.00
$2.20 - $ 7.50........      829,359          8.45              $ 3.44              325,967             $ 3.74
$8.00 - $25.13........      238,035          8.13              $10.89              107,371             $10.48
                          ---------                                              ---------
$0.13 - $25.13........    3,900,145                                              1,006,663             $ 2.89
                          =========                                              =========

  EMPLOYEE STOCK PURCHASE PLAN

     Under the Company's Employee Stock Purchase Plan ("ESPP"), 878,365 shares of common stock have been reserved for issuance at December 31, 2001. Under the ESPP, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value at the beginning of the offering period or the end of the offering period. In 2001 and 2000, shares totaling 158,209 and 176,044, respectively, were issued at average per share prices of $0.72 and $4.02, respectively.

                                 ELOQUENT, INC.

  FAIR VALUE DISCLOSURES

     Eloquent calculated the fair value of each option grant and each stock purchase right on the date of grant or issuance using the Black-Scholes option pricing model and the following weighted average assumptions for the years ended December 31:

                                                                             EMPLOYEE
                                                                              STOCK
                                                   STOCK OPTION PLANS     PURCHASE PLAN
                                                  --------------------    --------------
                                                  2001    2000    1999    2001     2000
                                                  ----    ----    ----    -----    -----
Risk-free interest rate.........................  4.69%   6.08%   5.68%   3.94%    6.23%
Expected life...................................   5.0     5.0     5.0     0.5      0.4
Dividend yield..................................    --      --      --      --       --
Volatility......................................   143%     70%      0%    133%     100%

     Eloquent's pro forma information follows (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net loss.............................................  $(20,416)  $(51,252)  $(16,615)
Net loss -- FAS 123 Adjusted.........................  $(21,195)  $(55,170)  $(17,043)
Net loss per share as reported -- Basic and
  Diluted............................................  $  (1.11)  $  (3.33)  $  (5.47)
Net loss per share FAS 123 Adjusted -- Basic and
  Diluted............................................  $  (1.15)  $  (3.59)  $  (5.61)

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

                                 ELOQUENT, INC.

14.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Restructuring expense.......................................  $  2,201   $  1,417
Impairment charges..........................................     1,003      1,883
Depreciation and amortization...............................       475         96
Other.......................................................     2,300      1,557
Research and development credits............................       606        437
Net operating losses........................................    25,948     20,930
                                                              --------   --------
Net deferred tax asset......................................    32,533     26,320
Less valuation allowance....................................   (32,533)   (26,320)
                                                              --------   --------
                                                              $     --   $     --
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

     Eloquent's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                              DECEMBER 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Statutory federal income tax rate...........................  (34)%   (34)%
Valuation allowance on deferred tax asset...................   34      34
                                                              ---     ---
Effective tax rate..........................................   --      --
                                                              ===     ===

     At December 31, 2001, Eloquent had federal and state net operating loss carryforwards of approximately $70,099,000 and $35,235,000, respectively, and federal and state research and development tax credit carryforwards of $436,000 and $257,000, respectively. Eloquent's net operating loss carryforwards, as well as credit carryforwards, expire between the years 2005 and 2021, if not utilized.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If Eloquent should have an ownership change, as defined, utilization of the carryforwards would be restricted.

                                 ELOQUENT, INC.

15.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Loss before extraordinary item and cumulative effect of
  accounting change.........................................  $(20,416)  $(36,299)  $(16,615)
Extraordinary loss on extinguishment of debt................        --     (7,453)        --
                                                              --------   --------   --------
Loss before cumulative effect of accounting change..........   (20,416)   (43,752)   (16,615)
Cumulative effect of accounting change -- beneficial
  conversion feature........................................        --     (7,500)        --
                                                              --------   --------   --------
Net loss....................................................  $(20,416)  $(51,252)  $(16,615)
                                                              ========   ========   ========

Weighted average common stock outstanding...................    18,382     15,406      3,494
Weighted average unvested common stock subject to
  repurchase................................................       (19)       (25)      (458)
                                                              --------   --------   --------
Weighted average common stock outstanding for basic and
  diluted calculation.......................................    18,363     15,381      3,036
                                                              --------   --------   --------
Basic and diluted net loss per share:
Loss before extraordinary item and cumulative effect of
  accounting change.........................................  $  (1.11)  $  (2.36)  $  (5.47)
Extraordinary loss on extinguishment of debt................        --      (0.48)        --
Cumulative effect of accounting change -- beneficial
  conversion feature........................................        --      (0.49)        --
                                                              --------   --------   --------
Net loss....................................................  $  (1.11)  $  (3.33)  $  (5.47)
                                                              ========   ========   ========
ANTIDILUTIVE SECURITIES:
  Convertible preferred stock...............................        --         --      7,159
  Options to purchase common stock..........................     3,900      4,667      3,327
  Warrants..................................................       159        346      1,685
                                                              --------   --------   --------
                                                                 4,059      5,013     12,171
                                                              ========   ========   ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Eloquent, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 31 present fairly, in all material respects, the financial position of Eloquent, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 31, 2002

                                                                     SCHEDULE II

                                 ELOQUENT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT
                                                 BEGINNING     ADDITIONS                  BALANCE AT END
                                                  OF YEAR     (REDUCTIONS)   WRITE-OFFS      OF YEAR
                                                 ----------   ------------   ----------   --------------
                                                                     (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 2001.................   $   599       $   (80)       $(398)        $   121
  Year ended December 31, 2000.................   $   334       $   286        $ (21)        $   599
  Year ended December 31, 1999.................   $   105       $   270        $ (41)        $   334
Valuation allowance for deferred tax assets:
  Year ended December 31, 2001.................   $26,320       $ 6,213           --         $32,533
  Year ended December 31, 2000.................   $11,349       $14,971           --         $26,320
  Year ended December 31, 1999.................   $ 6,782       $ 4,567           --         $11,349

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 28th day of March 2002.

                                          ELOQUENT, INC.

                                          By:     /s/ CLIFFORD A. REID
                                            ------------------------------------
                                                      Clifford A. Reid
                                            Chief Executive Officer and Director

                               POWER OF ATTORNEY

     Know all these persons by these presents, that each person whose signature appears below continues and appoints Clifford A. Reid and R. John Curson and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----



              /s/ CLIFFORD A. REID                   Chairman of the Board, Chief       March 28, 2002
------------------------------------------------    Executive Officer and Director
                Clifford A. Reid                     (Principal Executive Officer)




               /s/ R. JOHN CURSON                 Chief Financial Officer, Secretary    March 28, 2002
------------------------------------------------  and Treasurer (Principal Financial
                 R. John Curson                         and Accounting Officer)




             /s/ MICHAEL E. HERMAN                             Director                 March 28, 2002
------------------------------------------------
               Michael E. Herman




               /s/ SARA M. NOLAN                               Director                 March 28, 2002
------------------------------------------------
                 Sara M. Nolan




             /s/ ANTHONY P. BRENNER                            Director                 March 28, 2002
------------------------------------------------
               Anthony P. Brenner




             /s/ TERRY L. OPDENDYK                             Director                 March 28, 2002
------------------------------------------------
               Terry L. Opdendyk

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                        DESCRIPTION OF DOCUMENT
  -------                       -----------------------
 3.03*        Amended and Restated Certificate of Incorporation, as
              currently in effect.
 3.04*        Amended and Restated Bylaws, as currently in effect.
 4.01*        Form of Specimen Stock Certificate.
 4.02*        Fourth Amended and Restated Investors' Rights Agreement,
              dated October 20, 1999, among Eloquent and certain investors named therein.
 4.03*        Securities Purchase Agreement, dated October 20, 1999, by
              and among Eloquent and certain investors named therein.
 5.01*        Opinion of Cooley Godward LLP regarding legality of the
              securities being registered.
10.01*        Form of Indemnity Agreement entered into by Eloquent with
              each of its directors and executive officers.
10.02*        Equity Incentive Plan.
10.03*        Form of Stock Option Agreement under the Equity Incentive
              Plan.
10.04*        1997 Equity Incentive Plan.
10.05*        Form of Stock Option Agreement under the 1997 Equity
              Incentive Plan.
10.06*******  1999 Equity Incentive Plan, as amended.
10.07*        Form of Stock Option Agreement under the 1999 Equity
              Incentive Plan.
10.08*        Form of Nonstatutory Stock Option Agreement for Non-Employee
              Director Grants under the 1999 Equity Incentive Plan.
10.09*        1999 Employee Stock Purchase Plan.
10.10*        Form of 1999 Employee Stock Purchase Plan Offering.
10.11*        Employment Agreement, dated December 23, 1998, between
              Eloquent and Abraham Kleinfeld.
10.12*        Office Lease, dated November 19, 1996, between Eloquent and
              California Casualty Indemnity Exchange, as amended.
10.13*        OEM Agreement, dated May 30, 1997, between Eloquent and
              Verity, Inc.
10.14*        Software License Agreement, dated June 30, 1997, between
              Eloquent and Voxware, Inc.
10.15         Master Agreement, dated June 22, 2001, between Eloquent and
              AT&T Corp.
10.16*        Sublease Agreement, dated June 1, 1999, between Eloquent and
              California Casualty Indemnity Exchange.
10.17*        ISV Software License Agreement, dated August 1, 1999,
              between Eloquent and WebXpress, Inc.
10.18*        Assignment of Sublease, dated November 24, 1999, between
              Eloquent and California Casualty.
10.19**       2000 Non-Qualified Stock Plan.
10.20***      Agreement and Plan of Merger and Reorganization, dated
              October 31, 2000 among Eloquent, Inc., Rebop Acquisition
              Corp., Rebop Media, Inc., and Certain Shareholders of Rebop
              Media, Inc.
10.21****     Employment Agreement, dated as of December 1, 2000, between
              Eloquent and John Curson.
10.22****     Confidential Severance Agreement, dated November 1, 2000,
              between Eloquent and Abraham Kleinfeld.
10.23*****    First Amended and Restated Agreement and Plan of Merger,
              dated June 22, 2001, by and between Eloquent, Rebop Media,
              Inc., Rebop Acquisition Corp. and Certain Shareholders of
              Rebop Media, Inc.
10.24******   Employment Offer Letter, dated June 6, 2001 between Eloquent and M. Edward Molkenbuhr
10.25******   Employment Offer Letter, dated June 28, 2001 between
              Eloquent and Joseph Cortale

  EXHIBIT
  NUMBER                        DESCRIPTION OF DOCUMENT
  -------                       -----------------------
10.26         Addendum to Master Agreement, dated June 22, 2001, between
              Eloquent and AT&T Corp.
10.27         Dedicated Hosting Service -- Service Order Attachment, dated
              April 28, 2001, between Eloquent and AT&T Corp.
10.28         AT&T Dedicated Hosting Service Upgrade Addendum, dated
              September 25, 2001, between Eloquent and AT&T Corp.
23.01         Consent of PricewaterhouseCoopers LLP.

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

   **** Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 000-29059).

  ***** Incorporated by reference to the exhibit 2.1 previously filed with the Company's Current Report on Form 8-K filed on July 6, 2001.

 ****** Incorporated by reference to the same numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

******* Incorporated by reference to the same numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.