Form 10-K/A
period 2001-12-31
ELOQUENT INC
filed 2002-04-29
CIK 1003265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                  FORM 10-K/A

                             ---------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE


     None.



                      EXPLANATORY NOTE TO AMENDMENT NO. 1



     Amendment No. 1 amends Items 10 and 1 to provide updated information related to our Directors and Executive Officers and adds Items 11, 12 and 13 of
Part III of this Form 10-K. Except as otherwise stated herein, all information contained in this Report on Form 10-K was current as of the date of filing of the original Report on March 28, 2002 and has not been updated by Amendment No. 1.

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


     Edward Molkenbuhr, served as Eloquent's President from June 2001 until March 2002. Prior to joining the Company, he was President of Interpraise, Inc. a developer of collateral assessment technology for the mortgage industry. From 1999 to 2000, Mr. Molkenbuhr was interim Chief Executive Officer to development stage clients including Ultimode, Inc. and NBN Auto Inc. From 1997 to 1999, Mr. Molkenbuhr served as Chief Executive Officer of Avesco Media Group, the U.S. operations of Avesco PLC, an event staging services provider. From 1993 to 1997, Mr. Molkenbuhr served as Senior Vice President and General Manager of the Service Dealer Division of Triad Systems Corporation a control systems engineering and integration company. Mr. Molkenbuhr holds a B.S. in accounting and business administration from the University of San Francisco.


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

 WE WILL DEPEND ON REVENUE FROM OUR HOSTING BUSINESS, WHICH WILL SUFFER IF OUR HOSTING EQUIPMENT AND SOFTWARE EXPERIENCE SYSTEM FAILURES.


     Our future success depends in part on our ability to successfully host our software on behalf of our customers on our servers. Our ability to host our software will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We do not have fully redundant hosting systems, a formal disaster recovery plan or alternative providers of hosting services. We also may not have business interruption insurance sufficient to compensate us for losses that may occur. All of our hosting servers are located at AT&T Hosting Services ("AT&T") facilities in Redwood City, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures or similar events. They are also subject to computer viruses, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the AT&T facility could result in interruptions in our hosting service. In addition, the failure by AT&T to provide the data communications capacity that we require could result in interruptions in our hosting service. Any damage to or failure of our hosting systems could result in interruptions in our hosting service. System interruptions will reduce our revenue and profits, and our future revenue and profits will be harmed if our customers believe that our hosting system is unreliable.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors:


     Our directors and their ages as of April 26, 2002 are as follows:



NAME                                        AGE                    POSITION
----                                        ---                    --------
Clifford A. Reid..........................  43    Chairman of the Board, Chief Executive
                                                  Officer and Director
Michael E. Herman(1)......................  60    Director
Anthony P. Brenner(1).....................  44    Director
Terry L. Opdendyk(1)(2)...................  54    Director
Sarah M. Nolan(2).........................  51    Director


---------------


(1)Member of Audit Committee.



(2)Member of Compensation Committee.



CLIFFORD A. REID, PH.D.



     Clifford A. Reid, Ph.D. co-founded Eloquent in March 1995 and has served as Eloquent's Chairman of the Board since its inception. Since November 2000, Dr. Reid has also served as Eloquent's Chief Executive Officer. In July 2000, Dr. Reid co-founded Rebop Media, Inc., where he was Chief Executive Officer and President until its acquisition by Eloquent in July 2001. From March 1995 to January 1999, Dr. Reid served as Chief Executive Officer and President of Eloquent. In April 1988, Dr. Reid co-founded Verity, Inc., a search software products company, where he was Vice President of Engineering from 1988 to 1992 and Executive Vice President from 1992 to 1993. Dr. Reid holds an S.B. in physics from the Massachusetts Institute of Technology, an M.B.A. from Harvard University and a Ph.D. in engineering-economic systems from Stanford University.



MICHAEL E. HERMAN



     Michael E. Herman has served as a director of Eloquent since November 1999. From 1993 to 2000, Mr. Herman served as President of the Kansas City Royals, a major league baseball team. From 1985 to 1990, Mr. Herman served as the President and Chief Operating Officer of the Ewing Marion Kauffman Foundation. From 1990 until 1999, he served as Chairman of the Investment Committee of the Ewing Marion Kauffman Foundation. From 1974 to 1990, Mr. Herman served as Executive Vice President and Chief Financial Officer of Marion Laboratories, a pharmaceutical company. Mr. Herman serves on the board of directors of the Janus Capital Corporation and the Cerner Corporation, and is a trustee of the University of Chicago Graduate School of Business and the Rensselaer Polytechnic Institute. Mr. Herman holds a B.S. in Metallurgical Engineering from Rensselaer Polytechnic Institute and an M.B.A. from the University of Chicago.



ANTHONY P. BRENNER



     Anthony P. Brenner has served as a director of Eloquent since July 1998. From January 1998 through March 2002, Mr. Brenner was a managing director and partner of Crosslink Capital, Inc., a venture capital firm that was formerly the Omega Ventures arm of Robertson, Stephens & Company. From September to December 1997, he was an independent consultant to Omega Ventures. Since January 1989, Mr. Brenner has served as President of Cedar Point Partners, L.P., a private equity investment partnership. From May 1994 to September 1996, Mr. Brenner was Senior Managing Director of Advanta Partners, a venture capital firm affiliated with Advanta Corporation, a financial services company. Mr. Brenner presently serves as a member of the board of directors of Mainspring Communications Inc. and from May 1992 to August 1996 served as a member of the board of directors of Advanta Corporation. Mr. Brenner holds a B.A. in economics from Yale University and an M.B.A. from Stanford University.

TERRY L. OPDENDYK



     Terry L. Opdendyk has served as a director of Eloquent since October 1995. Mr. Opdendyk has been a partner of ONSET Ventures since 1984. He currently serves as Chairman of ONSET Venture Services Corporation; General Partner of OEA Management, L.P., the General Partner of ONSET Enterprise Associates, L.P.; General Partner of OEA II Management, L.P., the General Partner of ONSET Enterprise Associates II, L.P.; Managing Director of OEA III Management, L.L.C., the General Partner of ONSET Enterprise Associates III, L.P.; Managing Director of ONSET IV Management L.L.C., and the General Partner of ONSET IV, L.P. Mr. Opdendyk holds a B.S. in computer science from Michigan State University and an M.S. in computer science from Stanford University.



SARAH M. NOLAN



     Sarah M. Nolan has served as a director of Eloquent since March 2001. From September 1999 to February 2001, Ms. Nolan served as the President and Chief Executive Officer of move.com, an Internet company focused on assisting individuals in buying or renting a new residence. In 1999, Ms. Nolan served as Executive-in-Residence at Onset Ventures, a venture capital firm. In 1998, Ms. Nolan served as Chairman of the Board and Chief Executive Officer of Narrowline, an Internet advertising exchange and research company. In 1997, Ms. Nolan served as President and Chief Executive Officer of OptionsLink, L.L.C., a web and IVR based company that managed employee stock options. From 1992 to 1997, Ms. Nolan served as President of Nolan Consulting Group, a business consulting company. Ms. Nolan holds a B.A. in psychology and anthropology from Rhodes College, Memphis, Tennessee, and an M.B.A. from New York University.


     (b) Identification of Executive Officers:


     The information concerning the Company's executive officers included under the caption "Employees" in Part 1, Item 1, hereof is incorporated by reference into this Item 10.


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



     Each non-employee director of the Company receives stock option grants under the 1999 Equity Incentive Plan. Options granted to non-employee directors under the 1999 Equity Incentive Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code (the "Code"). Option grants to non-employee directors under the 1999 Equity Incentive Plan are non-discretionary. All options granted to non-employee directors under the 1999 Equity Incentive Plan will have a term of ten (10) years and the exercise price will be the fair market value of the Common Stock on the day such options are granted.



     Each person who is elected or appointed for the first time to be a non-employee director shall automatically, on the date of his or her initial election or appointment as a non-employee director, receive an initial grant to purchase fifty thousand (50,000) shares of Common Stock of the Company. The initial grants to non-employee directors under the 1999 Equity Incentive Plan vest 1/3 per year from the date on which they were granted.

     In addition, each year, on the day after the Company's annual stockholders' meeting, any person who is then a non-employee director will automatically be granted an annual grant to purchase 10,000 shares of Common Stock without further action by the Company, the Board, or the stockholders of the Company. If an optionee did not serve as a non-employee director during the entire period since the preceding annual stockholders' meeting, the annual option grant to that non-employee director will be reduced, pro rata, for each full quarter such non-employee director did not serve during such period. The annual grants to non-employee directors under the 1999 Equity Incentive Plan vest one year from the date such annual grants were made.



     On the day of the 2001 annual stockholders' meeting, Sarah Nolan was elected to the Board by the stockholders of the Company. Pursuant to the terms of the 1999 Equity Incentive Plan and as described above, she automatically received the initial grant of an option to purchase 50,000 shares of Common Stock at an exercise price per share of $1.14. The fair market value of such Common Stock on the date of grant was $1.14 (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As described above, this initial grant will vest 1/3 per year from the date it was granted.



     Pursuant to the terms of the 1999 Equity Incentive Plan, on the day after the 2001 annual stockholders' meeting the non-employee directors Anthony Brenner, Michael Herman, and Terry Opdendyk received a one-time grant of an option to purchase 50,000 shares of Common Stock, in lieu of the annual grant described above, at an exercise price per share of $1.10. The fair market value of such Common Stock on the date of grant was $1.10 (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As described above, these annual grants vest one year from the date such annual grants were made.



     As of March 1, 2002, no non-employee director options had been exercised under the 1999 Equity Incentive Plan.

                       COMPENSATION OF EXECUTIVE OFFICERS



SUMMARY OF COMPENSATION



     The following table shows for the fiscal years ended December 31, 1999, 2000 and 2001, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2001 and one former executive officer who departed from the Company during fiscal year 2001 (the "Named Executive Officers"):



                           SUMMARY COMPENSATION TABLE



                                                                                   LONG-TERM
                                              ANNUAL COMPENSATION                COMPENSATION
                                        --------------------------------   -------------------------
                                                               OTHER       SECURITIES
                                                               ANNUAL      UNDERLYING    ALL OTHER
                                        SALARY     BONUS    COMPENSATION    OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR     ($)       ($)         ($)           (#)          ($)(1)
---------------------------      ----   -------   -------   ------------   ----------   ------------
Clifford A. Reid, Ph.D.........  2001   222,787    75,000        --         200,000         161
  Chairman of the Board and      2000    98,538    50,840        --              --          --
  Chief Executive Officer        1999   140,000    45,720        --         125,000          --
Edward Molkenbuhr..............  2001   115,096    15,000        --         400,000         169
  President                      2000        --        --        --              --          --
                                 1999        --        --        --              --          --
David Glazer...................  2001   174,423    21,500        --         100,000         261
  Chief Technical Officer        2000   142,212   145,215        --         100,000         131
                                 1999   145,000    22,860        --         100,000          --
R. John Curson.................  2001   199,423    26,400        --         200,000         306
  Chief Financial Officer,       2000   166,731    35,467        --         152,500         153
  Secretary and Treasurer        1999    98,622     7,814        --         210,000          --
Joseph Cortale.................  2001   105,644        --        --         250,000         132
  Vice President of Sales        2000        --        --        --              --          --
                                 1999        --        --        --              --          --
Gary Laney(2)..................  2001   106,923    45,034        --          50,000         126
  Former Vice President of
  Sales                          2000   160,000   122,805        --         166,931         108
  and Office of the President    1999    14,308        --        --          37,069          --


---------------


(1)Reflects long term life insurance premiums paid by Eloquent.



(2)As of June 20, 2001, Mr. Laney resigned from the Office of the President, and as of June 27, 2001, he terminated his employment with Eloquent as Vice President of Sales.



                       STOCK OPTION GRANTS AND EXERCISES



     The Company currently grants options to its executive officers under its 1999 Equity Incentive Plan and 2000 Non-Qualified Stock Plan. As of March 1, 2002, options to purchase a total of 3,240,964 shares were outstanding under the Company's 1999 Equity Incentive Plan, and predecessor plans and options to purchase 1,967,555 shares remained available for grant thereunder, and options to purchase a total of 655,709 shares were outstanding under the Company's 2000 Non-Qualified Stock Plan and options to purchase 1,344,291 shares remained available for grant thereunder. Options generally vest over a four year period, twenty-five (25%) after one year and 2.083% per month thereafter.

     The following tables show for the fiscal year ended December 31, 2001, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:



                       OPTION GRANTS IN LAST FISCAL YEAR



                                  INDIVIDUAL GRANTS                                         POTENTIAL
                             ---------------------------                               REALIZABLE VALUE AT
                                            PERCENTAGE                                   ASSUMED ANNUAL
                             NUMBER OF       OF TOTAL                                 RATES OF STOCK PRICE
                             SECURITIES      OPTIONS                                      APPRECIATION
                             UNDERLYING     GRANTED TO     EXERCISE OR                   FOR OPTION TERM
                              OPTIONS      EMPLOYEES IN    BASE PRICE    EXPIRATION   ---------------------
NAME                         GRANTED(#)   FISCAL 2001(1)     ($/SH)         DATE        5%($)      10%($)
----                         ----------   --------------   -----------   ----------   ---------   ---------
Dr. Reid...................   200,000           8.0%          0.75        04/24/11      94,334     239,061
Mr. Molkenbuhr.............   400,000          16.0%          1.45        06/19/11     364,633     923,978
Mr. Glazer.................   100,000           4.0%          0.78        05/08/11      49,054     124,312
Mr. Curson.................   200,000           8.0%          0.78        05/08/11      98,108     248,624
Mr. Cortale................   250,000          10.0%          0.67        10/15/11     105,303     266,838
Mr. Laney..................    50,000           2.0%          0.78        05/08/11      24,527      62,156


---------------


(1)Percentage is based on the total options granted to employees in Fiscal Year 2001. It does not include options granted to non-employee directors or options assumed in connection with the acquisition of Rebop Media, Inc. consummated in July 2001.



                AGGREGATED OPTION EXERCISES IN FISCAL 2001, AND


                     VALUE OF OPTIONS AT END OF FISCAL 2001



                                                                        NUMBER OF
                                                                       SECURITIES         VALUE OF
                                                                       UNDERLYING        UNEXERCISED
                                                                       UNEXERCISED      IN-THE-MONEY
                                           SHARES                        OPTIONS           OPTIONS
                                         ACQUIRED ON      VALUE       AT FY-END(#)      AT FY-END($)
NAME                                     EXERCISE(#)   REALIZED($)   VESTED/UNVESTED   VESTED/UNVESTED
----                                     -----------   -----------   ---------------   ---------------
Dr. Reid...............................        --            --      121,876/203,124          --
Mr. Molkenbuhr.........................        --            --            0/400,000          --
Mr. Glazer.............................        --            --      106,250/193,750          --
Mr. Curson.............................        --            --      225,938/336,562          --
Mr. Cortale............................        --            --            0/250,000          --
Mr. Laney..............................     5,208         2,477                   --          --



             EMPLOYMENT SEVERANCE AND CHANGE OF CONTROL AGREEMENTS



     In November 2000, the Company entered into an employment agreement with John Curson. Under the terms of this agreement, in the event Mr. Curson is terminated without "cause", he is entitled to receive from the Company continued payment of his base salary for a period of six months and continued vesting of any outstanding stock options during such period. In addition, in the event of a change of control of Eloquent, one-half of his then-unvested shares subject to options will immediately vest.



     In June 2001, the Company entered into an employment agreement with M. Edward Molkenbuhr. Under the terms of this agreement, in the event Mr. Molkenburh is terminated without "cause", he is entitled to receive from the Company $18,750 per month, plus a continuation of the health plan benefits in place at that time, for six months following such termination.



     In June 2001, the Company entered into an employment agreement with Joseph Cortale. Under the terms of this agreement, in the event Mr. Cortale is terminated upon a change of control, he is entitled to receive from the Company $18,334 per month, plus a continuation of the health plan benefits in place at that time, for six months following such termination.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     The Compensation Committee is currently composed of two outside directors:
Sarah Nolan and Terry Opdendyk. Kathryn Gould and David Millet served as members of the Compensation Committee until their resignations from the Board on January 24 and March 26, 2001, respectively. None of the members of the Compensation Committee was at any time since the formation of Eloquent one of our officers or employees. None of our executive officers serves as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.



     On July 5, 2001, pursuant to the First Amended and Restated Agreement and Plan of Merger dated June 22, 2001 by and among Eloquent, Rebop Media, Inc., Rebop Acquisition Corp. and Certain Shareholders of Rebop Media, Inc., Eloquent acquired all outstanding shares of capital stock of Rebop Media, Inc. in exchange for 802,481 shares of Eloquent Common Stock and approximately $3.8 million in cash. In addition, the former Rebop Media, Inc. option holders received options to purchase an aggregate of 47,514 shares of Eloquent Common Stock. Mr. Glazer, an officer of Eloquent, was also a director of Rebop Media, Inc. Dr. Reid, an officer, director, and 5% stockholder of Eloquent, was also an officer, director, and shareholder of Rebop Media, Inc. Pursuant to the terms of the merger with Rebop Media, Inc. and in exchange for his shares of Rebop Media, Inc. Common Stock, Dr. Reid received 524,314 shares of Eloquent Common Stock and $817,996 in cash.



     The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.



     On June 27, 2001, Gary Laney exercised options to purchase 5,208 shares of the Company's Common Stock at a total exercise price of $4,062. The difference between the exercise price and the fair market value of such shares, based on the closing sales price reported on the Nasdaq National Markets for the date of exercise, (the "Net Value Realized") was $2,477.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 1, 2002 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its Common Stock. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Eloquent, Inc., 2000 Alameda de las Pulgas, Suite 100, San Mateo, California 94403.



                                                              BENEFICIAL OWNERSHIP(1)
                                                              ------------------------
                                                              NUMBER OF    PERCENT OF
BENEFICIAL OWNER                                                SHARES        TOTAL
----------------                                              ----------   -----------
Entities associated with Crosslink Capital, Inc.(2).........  1,334,787        6.9%
  555 California Street
  Suite 2350
  San Francisco, CA 94104
Entities associated with Foundation Capital(3)..............  3,358,192       17.4%
  70 Willow Road, Suite 200
  Menlo Park, CA 94025
Entities associated with ONSET Ventures(4)..................  2,122,507       11.0%
  2490 Sand Hill Road
  Menlo Park, CA 94025
Entities associates with Perkins Capital Management,
  Inc.(5)...................................................  1,171,750        6.1%
  730 East Lake Street
  Wayzata, MN 55391
Anthony P. Brenner(6).......................................  1,439,517        7.4%
  c/o Crosslink Capital, Inc.
  555 California Street
  Suite 2350
  San Francisco, CA 94104
Michael E. Herman(7)........................................    189,120          *
Sarah M. Nolan(8)...........................................     50,870          *
Terry L. Opdendyk(9)........................................  2,274,497       11.8%
  c/o ONSET Ventures
  2490 Sand Hill Road
  Menlo Park, CA 94025
Joseph Cortale(10)..........................................    250,000        1.3%
R. John Curson(11)..........................................    562,500        2.8%
David Glazer(12)............................................    902,481        4.6%
Gary Laney(13)..............................................         --          *
Edward Molkenbuhr(14).......................................    400,000        2.0%
Clifford A. Reid, Ph.D.(15).................................  2,433,314       12.4%
All executive officers and directors as a group (10
  Persons)(16)..............................................  8,502,299       39.8%


---------------


  * Less than one percent.



 (1)This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 19,276,166 shares outstanding on March 1, 2002 adjusted as required by rules promulgated by the SEC.



 (2)Includes 49,998 shares held by Crossover Fund III Management, L.L.C., 30,000 shares held by Delta Growth Management, Inc., 1,254,789 shares held by Crosslink Omega III Holdings, L.L.C. (collectively, the "Crosslink Funds"). As of March 1, 2002, Mr. Brenner, a director of Eloquent, was a member of Crossover Fund III Management, L.L.C., Crosslink Omega III Holdings, L.L.C., and was a member of the general partner of each of the other Crosslink Funds. Mr. Brenner disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

 (3)Includes 1,537,522 shares held by Foundation Capital, L.P., 141,574 shares held by Foundation Capital Entrepreneurs Fund, L.L.C, and 1,679,096 shares held by Foundation Capital Management, L.L.C.



 (4)Includes 1,668,103 shares held by ONSET Enterprise Associates II, L.P., 429,404 shares, held by ONSET Enterprise Associates III, L.P., and 25,000 shares held by ONSET Venture Services Corporation (collectively, the "ONSET Funds"). Mr. Opdendyk, a director of Eloquent, is a general partner of each of the ONSET Funds. Mr. Opdendyk disclaims beneficial ownership of all these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.



 (5)Perkins Capital Management, Inc. has sole investment power with respect to 1,171,750 shares but has voting power with respect to none of such shares.



 (6)Includes 1,334,787 shares held by the Crosslink Funds. As of March 1, 2002, Mr. Brenner, a director of Eloquent, is a member of Crossover Fund III Management, L.L.C., Crosslink Omega III Holdings, L.L.C., and is a member of the general partner of each of the other Crosslink Funds. Mr. Brenner disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. This figure also includes 29,730 outstanding shares and 75,000 shares underlying currently exercisable stock options granted to Mr. Brenner under our 1999 Equity Incentive Plan and held by him in his individual capacity. If these options were exercised in full within sixty (60) days of March 1, 2002, 58,333 of these shares would be subject to a repurchase right in favor of Eloquent.



 (7)Includes 42,870 shares held by the Michael E. Herman Revocable Trust of which Mr. Herman serves as trustee. Includes 29,100 shares held by Vail Fishing Partners of which Mr. Herman is a general partner. Includes 1,750 shares held by Mr. Herman's wife, Karen Herman, but Mr. Herman disclaims beneficial ownership of such 1,750 shares held by his wife within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Includes 40,400 shares held by the Herman Family Trading Company, L.P. Mr. Herman serves as the sole trustee of the sole general partner of Herman Family Trading Company. Includes 25,000 shares underlying currently exercisable stock options granted to Mr. Herman under our 1997 Equity Incentive Plan and transferred by Mr. Herman to the Herman Family Trading Company, L.P. and 50,000 shares underlying currently exercisable stock options granted to Mr. Herman under our 1999 Equity Incentive Plan and held by him in his individual capacity. If these options were exercised in full within sixty
    (60) days of March 1, 2002, 58,333 of these shares would be subject to a repurchase right in favor of Eloquent.



 (8)Includes 50,000 shares underlying currently exercisable stock options granted to Ms. Nolan under our 1999 Equity Incentive Plan and held by her in her individual capacity. If these options were exercised in full within sixty (60) days of March 1, 2002, 50,000 of these shares would be subject to a repurchase right in favor of Eloquent.



 (9)Includes 2,122,507 shares held by the ONSET Funds. Mr. Opdendyk, a director of Eloquent, is a general partner of each of the ONSET Funds. Mr. Opdendyk disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. This figure also includes 76,990 outstanding shares and 75,000 shares underlying currently exercisable stock options granted to Mr. Opdendyk under our 1999 Equity Incentive Plan and held by him in his individual capacity. If these options were exercised in full within sixty (60) days of March 1, 2002, 58,333 of these shares would be subject to a repurchase right in favor of Eloquent.



(10)Includes 250,000 shares underlying currently exercisable stock options granted to Mr. Cortale under our 1999 Equity Incentive Plan. If these options were exercised in full within sixty (60) days of March 1, 2002, 250,000 of these shares would be subject to a repurchase right in favor of Eloquent.



(11)Includes 262,500 shares underlying currently exercisable stock options granted to Mr. Curson under our 1997 Equity Incentive Plan, 200,000 shares underlying currently exercisable stock options granted to Mr. Curson under our 1999 Equity Incentive Plan, and 100,000 shares underlying currently exercisable stock options granted to Mr. Curson under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of March 1, 2002, 302,500 of these shares would be subject to a repurchase right in favor of Eloquent.

(12)Includes 100,000 shares underlying currently exercisable stock options granted to Mr. Glazer under our 1997 Equity Incentive Plan, 100,000 shares underlying currently exercisable stock options granted to Mr. Glazer under our 1999 Equity Incentive Plan, and 100,000 shares underlying currently exercisable stock options granted to Mr. Glazer under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of March 1, 2002, 175,000 of these shares would be subject to a repurchase right in favor of Eloquent.



(13)As of June 20, 2001, Mr. Laney resigned from the Office of the President, and as of June 27, 2001, Mr. Laney terminated his employment with Eloquent as Vice President of Sales. On June 27, 2001, Mr. Laney sold his only shares of the Company's common stock. All of Mr. Laney's outstanding stock options have now terminated.



(14)Includes 400,000 shares underlying currently exercisable stock options granted to Mr. Molkenburh under our 1999 Equity Incentive Plan If these options were exercised in full within sixty (60) days of March 1, 2002, 400,000 of these shares would be subject to a repurchase right in favor of Eloquent.



(15)Includes 125,000 shares underlying currently exercisable stock options granted to Mr. Reid under our 1997 Equity Incentive Plan and 200,000 shares underlying currently exercisable stock options granted to Mr. Reid under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of March 1, 2002, 186,979 of these shares would be subject to a repurchase right in favor of Eloquent. Darlene K. Mann, Mr. Reid's domestic partner, is a general partner of each of the ONSET Funds. Mr. Reid disclaims beneficial ownership of any of the shares held by the ONSET Funds.



(16)Includes 2,112,500 shares underlying currently exercisable stock options granted to ten (10) of our executive officers and directors under our 1997 Equity Incentive Plan, 1999 Equity Incentive Plan, and/or 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days March 1, 2002, 1,539,478 of these shares would be subject to a repurchase right in favor of Eloquent.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On July 5, 2001, pursuant to the First Amended and Restated Agreement and Plan of Merger dated June 22, 2001 by and among Eloquent, Rebop Media, Inc., Rebop Acquisition Corp. and Certain Shareholders of Rebop Media, Inc., Eloquent acquired all outstanding shares of capital stock of Rebop Media, Inc. in exchange for 802,481 shares of Eloquent Common Stock and approximately $3.8 million in cash. In addition, the former Rebop Media, Inc. option holders received options to purchase an aggregate of 47,514 shares of Eloquent Common Stock. Mr. Glazer, an officer of Eloquent, was also a director of Rebop Media, Inc. Dr. Reid, an officer, director, and 5% stockholder of Eloquent, was also an officer, director, and shareholder of Rebop Media, Inc. Pursuant to the terms of the merger with Rebop Media, Inc. and in exchange for his shares of Rebop Media, Inc. Common Stock, Dr. Reid received 524,314 shares of Eloquent Common Stock and $817,996 in cash.



     The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.



     On June 27, 2001, Gary Laney exercised options to purchase 5,208 shares of the Company's Common Stock at a total exercise price of $4,062. The Net Value Realized was $2,477.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Consolidated Financial Statements as of December 31, 2001 and 2000, and for the three years ended December 31, 2001, 2000 and 1999:


                                                               PAGE
                                                               ----
Consolidated Balance Sheets.................................    41
Consolidated Statements of Operations.......................    42
Consolidated Statements of Stockholders' Equity.............    43
Consolidated Statements of Cash Flows.......................    44
Notes to Consolidated Financial Statements..................    45
Report of Independent Accountants...........................    63


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

                                 ELOQUENT, INC.

     Warrant activity for common stock and preferred stock now converted to common stock is as follows:

                                                                WARRANTS OUTSTANDING
                                                            ----------------------------
                                                              SHARES     PRICE PER SHARE
                                                            ----------   ---------------
Balance, December 31, 1998................................     137,887   $0.173 - $3.90
  Granted.................................................   1,570,000   $ 0.01 - $5.10
  Exercised...............................................     (22,500)           $0.01
                                                            ----------
Balance, December 31, 1999................................   1,685,387   $ 0.01 - $5.10
  Exercised...............................................  (1,335,576)  $ 0.01 - $1.73
  Cancelled...............................................      (3,557)  $ 0.01 - $1.73
                                                            ----------
Balance, December 31, 2000................................     346,254   $ 0.01 - $5.10
  Exercised...............................................    (164,199)  $ 0.01 - $0.80
  Cancelled...............................................     (22,989)  $ 0.01 - $0.80
                                                            ----------
Balance, December 31, 2001................................     159,066   $ 0.01 - $5.10
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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 29th day of April 2002.


                                          ELOQUENT, INC.

                                          By:     /s/ CLIFFORD A. REID
                                            ------------------------------------
                                                      Clifford A. Reid
                                            Chief Executive Officer and Director

                               POWER OF ATTORNEY


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                   SIGNATURE                                     TITLE                        DATE
                   ---------                                     -----                        ----



              /s/ CLIFFORD A. REID                       Chairman of the Board,          April 29, 2002
------------------------------------------------  Chief Executive Officer and Director
                Clifford A. Reid                     (Principal Executive Officer)




               /s/ R. JOHN CURSON                  Chief Financial Officer, Secretary    April 29, 2002
------------------------------------------------   and Treasurer (Principal Financial
                 R. John Curson                         and Accounting Officer)




                       *                                        Director                 April 29, 2002
------------------------------------------------
               Michael E. Herman




                       *                                        Director                 April 29, 2002
------------------------------------------------
                 Sara M. Nolan




                       *                                        Director                 April 29, 2002
------------------------------------------------
               Anthony P. Brenner




                       *                                        Director                 April 29, 2002
------------------------------------------------
               Terry L. Opdendyk




           *By: /s/ CLIFFORD A. REID
   ------------------------------------------
                Clifford A. Reid
                Attorney-in-fact

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
-------                      -----------------------
 3.03(1)   Amended and Restated Certificate of Incorporation, as
           currently in effect.
 3.04(1)   Amended and Restated Bylaws, as currently in effect.
 4.01(1)   Form of Specimen Stock Certificate.
 4.02(1)   Fourth Amended and Restated Investors' Rights Agreement,
           dated October 20, 1999, among Eloquent and certain investors named therein.
 4.03(1)   Securities Purchase Agreement, dated October 20, 1999, by
           and among Eloquent and certain investors named therein.
 5.01(1)   Opinion of Cooley Godward LLP regarding legality of the
           securities being registered.
10.01(1)   Form of Indemnity Agreement entered into by Eloquent with
           each of its directors and executive officers.
10.02(1)   Equity Incentive Plan.
10.03(1)   Form of Stock Option Agreement under the Equity Incentive
           Plan.
10.04(1)   1997 Equity Incentive Plan.
10.05(1)   Form of Stock Option Agreement under the 1997 Equity
           Incentive Plan.
10.06(7)   1999 Equity Incentive Plan, as amended.
10.07(1)   Form of Stock Option Agreement under the 1999 Equity
           Incentive Plan.
10.08(1)   Form of Nonstatutory Stock Option Agreement for Non-Employee
           Director Grants under the 1999 Equity Incentive Plan.
10.09(1)   1999 Employee Stock Purchase Plan.
10.10(1)   Form of 1999 Employee Stock Purchase Plan Offering.
10.11(1)   Employment Agreement, dated December 23, 1998, between
           Eloquent and Abraham Kleinfeld.
10.12(1)   Office Lease, dated November 19, 1996, between Eloquent and
           California Casualty Indemnity Exchange, as amended.
10.13(1)   OEM Agreement, dated May 30, 1997, between Eloquent and
           Verity, Inc.
10.14(1)   Software License Agreement, dated June 30, 1997, between
           Eloquent and Voxware, Inc.
10.15(8)   Master Agreement, dated June 22, 2001, between Eloquent and
           AT&T Corp.
10.16(1)   Sublease Agreement, dated June 1, 1999, between Eloquent and
           California Casualty Indemnity Exchange.
10.17(1)   ISV Software License Agreement, dated August 1, 1999,
           between Eloquent and WebXpress, Inc.
10.18(1)   Assignment of Sublease, dated November 24, 1999, between
           Eloquent and California Casualty.
10.19(2)   2000 Non-Qualified Stock Plan.
10.20(3)   Agreement and Plan of Merger and Reorganization, dated
           October 31, 2000 among Eloquent, Inc., Rebop Acquisition
           Corp., Rebop Media, Inc., and Certain Shareholders of Rebop
           Media, Inc.
10.21(4)   Employment Agreement, dated as of December 1, 2000, between
           Eloquent and John Curson.
10.22(4)   Confidential Severance Agreement, dated November 1, 2000,
           between Eloquent and Abraham Kleinfeld.
10.23(5)   First Amended and Restated Agreement and Plan of Merger,
           dated June 22, 2001, by and between Eloquent, Rebop Media,
           Inc., Rebop Acquisition Corp. and Certain Shareholders of
           Rebop Media, Inc.
10.24(6)   Employment Offer Letter, dated June 6, 2001 between Eloquent and M. Edward Molkenbuhr
10.25(6)   Employment Offer Letter, dated June 28, 2001 between
           Eloquent and Joseph Cortale
10.26(8)   Addendum to Master Agreement, dated June 22, 2001, between
           Eloquent and AT&T Corp.

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
-------                      -----------------------
10.27(8)   Dedicated Hosting Service -- Service Order Attachment, dated
           April 28, 2001, between Eloquent and AT&T Corp.
10.28(8)   AT&T Dedicated Hosting Service Upgrade Addendum, dated
           September 25, 2001, between Eloquent and AT&T Corp.
23.01      Consent of PricewaterhouseCoopers LLP.


---------------


(1) Incorporated by reference to the same numbered exhibit previously filed with the Company's Regulation Statement on Form S-1 (SEC File No. 333-89537).



(2) Incorporated by reference to exhibit 99.1 previously filed with the Company's Registration Statement on Form S-8 (SEC File No. 333-34182).



(3) Incorporated by reference to exhibit 99.2 previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.



(4) Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 000-29059).



(5) Incorporated by reference to the exhibit 2.1 previously filed with the Company's Current Report on Form 8-K filed on July 6, 2001.



(6) Incorporated by reference to the same numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.



(7) Incorporated by reference to the same numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.



(8) Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.