Form 10-Q
period 2002-03-31
ELOQUENT INC
filed 2002-05-15
CIK 1003265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

COMMISSION FILE NUMBER: 000-29059
ELOQUENT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-3221868
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

2000 ALAMEDA DE LAS PULGAS, SUITE 100
SAN MATEO, CALIFORNIA 94403
(650) 294-6500

(Address, Including Zip Code, and Telephone Number, Including Area Code, of the Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [   ] No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 19,342,112 at April 30, 2002.

ELOQUENT, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ELOQUENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,423	$5,744
Short-term investments	13,317	14,686
Restricted short-term investments	975	975
Accounts receivable, net of allowances for doubtful accounts of $85 and $121, respectively	164	184
Prepaid expenses and deferred production costs	1,031	316

Total current assets	18,910	21,905
Property and equipment, net	1,609	1,944
Acquired technology, net of accumulated amortization of $373 and $249, respectively	1,119	1,243
Acquired patents, net of accumulated amortization of $31 and $21, respectively	176	186
Goodwill	3,230	3,230
Other assets	661	667

Total assets	$25,705	$29,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other liabilities	$4,105	$4,041
Capital lease obligation	148	230
Deferred revenue	897	640

Total current liabilities	5,150	4,911
Long-term liabilities	1,800	1,980
Stockholders’ equity:
Common stock, 19,346 and 19,345 shares outstanding, respectively	19	19
Additional paid-in capital	129,699	129,700
Treasury stock	(273)	(273)
Notes receivable from employees	(25)	(100)
Unearned stock-based compensation	(440)	(641)
Other comprehensive income: unrealized gain (loss) on investments	(10)	94
Accumulated deficit	(110,215)	(106,515)

Total stockholders’ equity	18,755	22,284

Total liabilities and stockholders’ equity	$25,705	$29,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELOQUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,

	2002	2001

Revenue:
Software licenses and hosting services	$99	$330
Maintenance services	87	197
Professional services	217	1,478

Total revenue	403	2,005

Cost of revenue:
Software licenses and hosting services	29	183
Maintenance services	189	184
Professional services	535	945
Amortization of acquired technology and patents	134	—
Stock-based compensation	(12)	(21)

Total cost of revenue	875	1,291

Gross margin	(472)	714

Operating expenses:
Research and development:
Other research and development	808	1,559
Stock-based compensation	21	65

	829	1,624

Sales and marketing:
Other sales and marketing	1,493	2,287
Stock-based compensation	16	25

	1,509	2,312

General and administrative:
Other general and administrative	893	1,094
Stock-based compensation	174	433

	1,067	1,527

Total operating expenses	3,405	5,463

Loss from operations	(3,877)	(4,749)
Interest expense	(5)	(60)
Interest and other income	182	603

Net loss	$(3,700)	$(4,206)

Basic and diluted net loss per share	$(0.19)	$(0.24)

Shares used in computing basic and diluted net loss per share	19,263	17,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELOQUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,700)	$(4,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	561	457
Loss on equity investment — Rebop Media, Inc.	—	486
Amortization of stock-based compensation	199	502
Changes in operating assets and liabilities:
Accounts receivable, net	20	1,390
Prepaid expenses and deferred production cost	(715)	(355)
Other assets	6	4
Accounts payable and other liabilities	292	(1,686)
Deferred revenue	257	(243)

Net cash used in operating activities	(3,080)	(3,651)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	1,265	2,771
Acquisition of property and equipment	(92)	(150)
Acquisition of Rebop, Inc., net of cash acquired	(408)	—

Net cash provided by investment activities	765	2,621

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases and offering costs	1	(70)
Proceeds from repayment of notes receivable from employees	75	—
Payment of principal on capital lease financing	(82)	(268)

Net cash used in financing activities	(6)	(338)

Net decrease in cash and cash equivalents	(2,321)	(1,368)
Cash and cash equivalents, beginning of year	5,744	4,519

Cash and cash equivalents, end of year	$3,423	$3,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELOQUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — The Company and Basis of Presentation

Eloquent, Inc. (“Eloquent” or the “Company”) provides sales effectiveness solutions that enable our customers to increase the productivity of their sales and marketing organizations, accelerate new product revenue and reduce product launch expenses. Eloquent’s LaunchForce™ application enables production and hosting of rich media product and sales content, personalized delivery of the content and detailed measurement of the results. Rich media content involves the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. LaunchForce delivers rich media content on the Web via intranets or extranets or CD-ROMs. Eloquent LaunchForce services include software development and system integration, video and rich media content production and hosting. With LaunchForce, our customers, which are primarily Fortune 1000 companies, roll out new product information to field sales organizations and channel partners, monitor their audience’s understanding and adjust content when necessary to improve knowledge transfer. Since our inception in March 1995, we have utilized our patented, rich media technology to help companies improve their ability to deliver critical product and sales information to globally dispersed audiences in a cost-effective and timely manner and have produced content for more than 250 customers.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the quarter ended March 31, 2002, we incurred a loss from operations of approximately $3.9 million and negative cash flows from operations of $3.1 million. For the year ended December 31, 2001, we incurred a loss from operations of approximately $21.3 million and negative cash flows from operations of $14.7 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $35.5 million and negative cash flows from operations of $20.1 million. As of March 31, 2002 and December 31, 2001, we had accumulated deficits of approximately $110.2 and $106.5 million, respectively. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional funds through public or private financings, or other arrangements, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. There can be no assurance that such additional financings, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our currently outstanding common stock.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated results of operations and financial position this quarter.

Note 2 — Equity Transactions

     In May 2001, Eloquent’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s outstanding common stock. At March 31, 2002, the Company had purchased 246,000 shares at an average price of $1.17 per share. Shares repurchased under the program are being re-issued to satisfy exercises of warrants, purchases under the employee stock purchase plan and exercises of options issued under employee equity incentive plans.

Note 3 — Net Loss per Share

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(3,700)	$(4,206)

Weighted average common stock outstanding for basic and diluted calculation:
Weighted average common stock outstanding	19,274	17,837
Weighted average common stock subject to repurchase	(11)	(44)

Weighted average common stock outstanding	19,263	17,793

Basic and diluted net loss per share	$(0.19)	$(0.24)

Antidilutive securities:
Options to purchase common stock	3,960	4,494
Warrants	159	309

	4,119	4,803

Note 4 — Acquisition of Rebop Media, Inc.

During the summer of 2000, Eloquent’s management and Board of Directors determined the need to either develop or acquire technology that would allow Eloquent to offer live video-based Web conferencing as part of its business communications solution. Eloquent’s management and Board of Directors evaluated several potential companies with “live” technology as potential acquisitions and also considered investing in a new company to be founded by Cliff Reid, an officer, director and holder of more than 5% of Eloquent’s common stock. Given the anticipated acquisition price of these companies and the Company’s desire to have a product designed to integrate seamlessly with its on-demand software, the management and the Board determined that it was in the best interests of Eloquent to invest in a new company rather than acquire an existing company.

In October 2000, Eloquent and Rebop Media, Inc. (“Rebop”), a recently-formed live video-based Web conferencing company, entered into a strategic relationship whereby Eloquent invested approximately $1.5 million in Rebop. The investment was for Series A preferred stock and represented approximately 18% of Rebop’s capital stock, on an as-if converted basis. The investment was accounted for using the equity method. However, because Eloquent bore substantially all the economic risk of Rebop’s operations, Eloquent recorded 100% of Rebop’s operating losses of approximately $692,000, including stock-based compensation charges of $206,000, as research and development expense in the quarter ended March 31, 2001.

As part of this investment in Rebop, Eloquent obtained the right, subject to Eloquent’s Board of Directors’ approval, to acquire Rebop at a later date if Rebop successfully installed its product in three customer sites. The acquisition of Rebop was to be by means of the issuance of a number of shares of Eloquent’s common stock, the number to be determined through a formula based on the market price of Eloquent’s common stock at the time of the acquisition. Alternatively, at Eloquent’s option, Rebop could be acquired for $13.6 million in cash.

Members of Eloquent’s Board of Directors believed that the formula would result in a reasonable purchase price for Rebop in comparison to the anticipated potential acquisition price for other companies with live technology. The formula established an acquisition price that Eloquent’s Board of Directors believed would yield a satisfactory return on investment. Further, as the value of the transaction was limited to a maximum of $13.6 million, Eloquent determined that the cost of hiring an outside advisor was disproportionately large as compared to the size of the transaction.

Rebop’s Web conferencing solution, “LaunchForce Live”, is designed to integrate with Eloquent’s LaunchForce on-demand software. As a result of the acquisition, Eloquent’s customers are expected to benefit from a fully integrated live-to-on demand sales effectiveness solution. Cliff Reid, Eloquent’s Chief Executive Officer and a director and major stockholder, served as President and Chief Executive Officer of Rebop.

In April 2001, following Rebop’s successful installation of its product in three customer sites and with the unanimous approval of Eloquent’s Board (Dr. Reid abstaining), Eloquent exercised its right to acquire Rebop. Given general economic and stock market conditions existing at the time, including the market price of Eloquent’s common stock, Eloquent’s Board of Directors determined that the number of shares of Eloquent common stock to be issued in the acquisition would have resulted in significant dilution to Eloquent’s existing stockholders. Therefore, Eloquent’s Board of Directors, with Dr. Reid abstaining, unanimously determined that it was in the best interests of Eloquent to renegotiate the terms of the purchase agreement to reflect the general decrease in the value of internet based companies between the time of the initial investment and the time Eloquent exercised its right to acquire Rebop. Because the purchase price had already been established in the original acquisition agreement, the Board determined that it was in the best interests of Eloquent and its stockholders to limit the dilution caused by the acquisition by capping the number of shares of common stock to be issued in the acquisition and to pay the remainder of the acquisition price in cash. The maximum number of shares of common stock to be issued was based in part on the market value of Rebop established by an analysis performed by the Company’s management. In performing its analysis regarding the fair value of Rebop, the Company’s management considered, among other things, the current high-tech market, synergies arising from incorporation of Rebop’s technology into existing Eloquent products and the future cash flows of those products.

On June 22, 2001, Eloquent agreed to acquire Rebop pursuant to a First Amended and Restated Agreement and Plan of Merger by and among Rebop Acquisition Corp., a California corporation, Eloquent and Rebop.

In July 2001, Eloquent completed its acquisition of all the outstanding shares of Rebop common stock and common stock options for approximately $3.8 million in cash and 849,995 shares of common stock (including shares issuable on exercise of stock options) valued at approximately $1.2 million and acquisition costs of approximately $310,000. The source of the funds for the acquisition was available cash reserves. The value of the common stock and options was determined based on the average market price of Eloquent’s common stock over the 5-day period before and after the terms of the acquisition were announced in June 2001. The shares of Rebop’s series A preferred stock owned by Eloquent were canceled as part of the transaction. At the closing of the acquisition on July 5, 2001, 10% of the stock to be issued and cash to be paid to the former shareholders of Rebop (including Dr. Reid) was placed in escrow to secure certain indemnification obligations contained in the merger agreement. The escrow terminated in January 2002 without Eloquent making any claims against the escrow, resulting in the release of all cash and stock held.

The acquisition has been accounted for in accordance with SFAS No. 141, “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Pro forma information reflecting the results of Rebop’s operations for the periods prior to the acquisition of Rebop have not been presented as Rebop’s operating results have historically been recognized since the Company’s original investment in Rebop.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of Rebop is as follows (in thousands):

Tangible assets acquired	$238
Acquired technology	1,492
Patents	207
Goodwill	3,230
In-process research and development	283
Liabilities assumed	(77)

Total	$5,373

The excess of the purchase price of Rebop over the fair market value of the net assets acquired resulted in the recognition of approximately $3.2 million of goodwill.

Acquired technology of approximately $1.5 million is being amortized over a three-year useful life. Patents of $207,000 are being amortized over a five-year useful life. Amortization of intangible assets charged to operations in the quarter ended March 31, 2002 and 2001 amounted to $134,000 and none, respectively. The amortization of intangible assets charged to operations is expected to be as follows: nine months remaining in 2002 — $406,000, 2003 - $540,000, 2004 — $290,000, 2005 — $40,000 and 2006 — $19,000. Goodwill of $3.2 million is not expected to be tax deductible. The $283,000 attributable to in-process research and development was expensed on the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment, and (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill. The Company has determined it is one reporting unit for the purpose of assessing potential future impairments of goodwill. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

Note 5 — Restructuring Activities

In December 2000, Eloquent announced a plan to restructure operations that resulted in a charge totaling $4.0 million. The restructuring is intended to better align Eloquent with future market opportunities brought about by its new product introductions and to reduce cash expenditures prior to revenue growth. Under the plan, Eloquent gave notice of termination in December 2000 to 80 employees and recorded approximately $1.4 million related to salary and termination benefits and approximately $473,000 of stock-based compensation expense for the amortization of the stock-based compensation charge over the termination notice period related to stock options granted prior to Eloquent’s initial public offering.

Eloquent is actively pursuing opportunities to reduce expenditures for office space. The restructuring charge recorded in 2000 includes $1.8 million for lease expense. This charge reflected payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. In 2001, Eloquent recorded an additional $2.3 million restructuring charge for lease expense as a result of deteriorating real estate market conditions resulting in lower facility lease rates than estimated for the initial restructuring charge. Leases included in the restructuring charge have terms that expire through July 31, 2005.

In December 2000, Eloquent recorded a $2.5 million impairment charge to write-off the carrying value of excess equipment and furniture, abandoned leasehold improvements and certain software and technology assets. The excess equipment and furniture and abandoned leasehold improvements are a result of the termination of over 80 employees and consultants and consolidation of the remaining employees in fewer leased facilities. Further, with its reduced employee base, Eloquent re-evaluated its investments in various productivity and market initiatives that relied on purchased software and technology and concluded that it could not support these investments. Accordingly, Eloquent abandoned these initiatives. The restructuring charge recorded in December 2000 includes $356,000 for the buy-out of capital leases related to impaired equipment and elimination of maintenance contracts for impaired software.

Components of the accrued restructuring charges and changes in accrued amounts related to the restructuring are as follows (in thousands):

		Non-cash	Other Non-cash	Facilities and
	Reduction in	Stock-based	Restructuring	Other Lease
	Workforce	Compensation	Costs	Obligations	Total

Initial charges	$1,425	$473	$79	$2,038	$4,015
Cash payments and deductions	(143)	(473)	(79)	(147)	(842)

Balances, December 31, 2000	$1,282	$—	$—	$1,891	$3,173
Charges	—	—	—	2,250	2,250
Cash payments	(1,282)	—	—	(1,306)	(2,588)

Balances, December 31, 2001	$	$—	$—	$2,835	$2,835
Cash payments	—	—	—	(246)	(246)

Balances, March 31, 2002	$—	$—	$—	$2,589	$2,589

At March 31, 2002, $789,000 or the restructuring accrual was recorded in “Accounts payable and other liabilities” and $1.8 million was recorded in “Long-term liabilities”.

Note 6 — Commitments and Contingencies

Eloquent leases certain office facilities under non-cancelable operating lease arrangements expiring between 2002 and 2005. These commitments primarily represent office facilities vacated as part of our December 2000 restructuring activities. However, as a result of our current restructuring activities announced in April 2002, the Company now expects to utilize less office space. Accordingly, we will relocate from our current corporate headquarters upon expiration of its lease term in May 2002 to space that was deemed excess in December 2000 but which the Company has been unable to sublet. At March 31, 2002, future minimum lease commitments under non-cancelable operating leases are: nine months remaining in 2002 — $823,000; 2003 — $1.1 million; 2004 — $1.1 million and 2005 — $582,000. We sublease one facility to a third party tenant. The future sublease income under non-cancelable operating leases are: 2002 — $128,000; 2003 — $192,000; 2004 — $192,000 and 2005 — $16,000.

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

Beginning in July 2001, the Company and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the caption In re Eloquent, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6775. In these complaints, the plaintiffs allege that the Company, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated the federal securities laws because the our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s (the “IPO Lawsuits”).

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants in the IPO Lawsuits to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer any of the complaints, and no discovery has been served on us.

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. However, Judge Scheindlin does not expect any of the defendants to file motions to dismiss the amended, consolidated complaints until at least summer of 2002. We believe that this lawsuit is without merit and intend to defend against it vigorously. In accordance with the ABA Statement, we express no opinion as to the ultimate outcome of this matter

Note 7 — Subsequent Event

In April 2002, the Company announced that in response to continuing weak economic conditions for software manufacturers it had implemented certain restructuring activities and reduced the number of employees from approximately 80 to approximately 40. As a result of these activities the Company expects to utilize less office space and furniture and equipment. Accordingly, the Company will relocate from its current corporate headquarters upon expiration of the lease term in May 2002 to space that was deemed excess in December 2000, but which the Company has been unable to sublet. As a result of these activities, Eloquent expects to record restructuring costs in the second quarter of 2002 of approximately $600,000 related to employee termination benefits. Additionally, a portion of the previously recorded restructuring accrual related to the unused leased space that the Company now intends to occupy is expected to be reversed. The amount is estimated to be approximately $1.5 million. Further, the Company will record an impairment charge for any furniture and equipment in excess of current needs as a result of the office relocation and the employee terminations. The Company has not yet determined the amount of the impairment charge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements involve risks and uncertainties and relate to our future plans, objectives, beliefs, expectations and intentions. These statements include, but are not limited to: statements related to industry trends and future growth in the markets for rich media solutions for sales effectiveness; our strategies for reducing the cost of our products; our product development efforts; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and future profitability. These statements may be identified by the use of words such as “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report.

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

In November 2001, we announced FirstLaunch, a new offering of prepackaged hardware, software and services aimed at those companies that have recurring product launch needs. The FirstLaunch program consists of those components required to ensure sales and field readiness, including LaunchForce software, cameras and hardware for self-publishing, optional hosting services for the software, and LaunchForce consulting services including training and sharing of best practices. The FirstLaunch program enables companies to adopt LaunchForce on a rental basis, with an option to purchase or to continue renting in the future. As of March 31, 2002, we had not recorded any revenue related to our FirstLaunch program.

Most of our revenue to date has been from professional content production services. We intend to increase sales of our enterprise software so that software license revenue constitutes an increasing percentage of our revenue. The gross margin attributable to software license revenue is higher than that of our professional services. We cannot assure you that we will be able to increase the proportion of software license revenue and, therefore, we cannot assure you that we will be able to proportionally improve our gross margin.

ACQUISITION OF REBOP

On July 5, 2001, we acquired Rebop Media, Inc. (“Rebop”), a recently formed live video-based Web conferencing company. Rebop’s live Web conferencing solution is designed to integrate with our LaunchForce software. As a result of the acquisition, our customers are expected to benefit from a fully integrated live to on-demand sales effectiveness solution.

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

The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” which requires the purchase method of accounting for business combinations initiated after June 30, 2001. Approximately $1.5 million of the aggregate purchase price was allocated to acquired technology and $207,000 was allocated to patents. Approximately $283,000 of the aggregate purchase price represented in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the third quarter of fiscal 2001. Goodwill of $3.2 million, which represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by Eloquent, has been accounted for in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” which requires that goodwill acquired after June 30, 2001 not be amortized but be tested at least annually for impairment.

USE OF ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates, including those related to uncollectible receivables, intangible assets, income taxes, restructuring and other accrued liabilities, and contingencies and litigation, and impact future operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated results of operations and financial position this quarter.

OTHER MATTERS:

We have not achieved profitability on a quarterly or annual basis to date and we may continue to incur net losses for the foreseeable future. As of March 31, 2002, we had an accumulated deficit of $110.2 million. In December 2000, we announced a plan to restructure operations and gave notice of termination to 80 employees and consultants. In April 2002, we further announced that in response to continuing weak economic conditions for software manufacturers we had reduced the number of employees from approximately 80 to approximately 40. This restructuring is intended to reduce cash expenditures prior to market acceptance of our products and to continue to align us with future market opportunities as we enhance our sales effectiveness solution. We expect to increase our operating expenses commensurate with increases in revenue. If we are not able to increase revenue, our business, financial condition, cash flows and operating results would suffer.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,

	2002	2001

Revenue:
Software licenses and hosting services	24%	16%
Maintenance services	22	10
Professional services	54	74

Total revenue	100	100

Cost of revenue:
Software licenses and hosting services	7	9
Maintenance services	47	9
Professional services	133	47
Amortization of acquired technology and patents	33	—
Stock-based compensation	(3)	(1)

Total cost of revenue	217	64

Gross margin	(117)	36

Operating expenses:
Research and development:
Other research and development	201	78
Stock-based compensation	5	3

	206	81

Sales and marketing:
Other sales and marketing	370	114
Stock-based compensation	4	1

	374	115

General and administrative:
Other general and administrative	222	55
Stock-based compensation	43	22

	265	77

Total operating expenses	845	273

Loss from operations	(962)	(237)
Interest expense	(1)	(3)
Interest and other income	45	30

Net loss	(918)%	(210)%

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenue. Total revenue decreased to $403,000 for the three months ended March 31, 2002 from $2.0 million for the same period in 2001. The decrease in revenue is attributable to a decrease in the number and average size of sales of our products and services. The decline in revenue is reflective of difficult global economic conditions and the transition of our product focus to LaunchForce, an enterprise software, sales effectiveness solution, from the production of rich media events. We believe that cost-cutting efforts by customers is resulting in reduced capital expenditure budgets thereby delaying purchasing decisions. Assuming no improvement in the current economic climate, we anticipate that customers will continue to review their expenditures and may eliminate or defer those projects and purchases determined to be non-critical. We believe that while the impact of the slowing economy has reduced our customer’s capital expenditure budgets, it has also increased the need for effective global product launches that do not rely on travel. LaunchForce is designed to meet this need. Therefore, to encourage companies to adopt LaunchForce, we introduced a program called

FirstLaunch, which is tailored to fit into existing marketing budgets. This will enable companies with limited capital budgets to adopt Eloquent LaunchForce on a rental basis, with an option to purchase or to continue renting in the future.

A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. Four customers, Compaq Computer Corporation, BTGN Company LLC, FileNET Corporation, and KLA-Tencor Corporation, each accounted for more than 10% of our total revenue for the three months ended March 31, 2002 and one customer, Compaq Computer Corporation, accounted for more than 10% of our total revenue for the same period in 2001. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

Software licenses and hosting services. Revenue from software licenses and hosting services decreased to $99,000 for the three months ended March 31, 2002 from $330,000 for the same period in 2001. The decrease reflects fewer sales of our software and reduced hosting revenue as we transition from hosting content to hosting our enterprise software.

Maintenance services. Revenue from maintenance services decreased to $87,000 for the three months ended March 31, 2002 from $197,000 for the same period in 2001. The decrease was due to fewer maintenance renewals from our customers.

Professional services. Professional services revenue decreased to $217,000 for the three months ended March 31, 2002 from $1.5 million for the same period in 2001. The number of professional services engagements, including the production of rich media events, decreased to 8 from 72 for the comparable periods in 2002 and 2001 due to the shift in our focus to software license revenue and away from the production of rich media events.

Cost of revenue. Cost of revenue consists primarily of software licenses and hosting costs, maintenance costs and professional services costs, including content production costs. Cost of software licenses and hosting consists of personnel and related expenses, royalty payments due to the owners of licensed third-party software and costs associated with utilizing AT&T Hosting Services facilities. Cost of maintenance services consists of customer support personnel and related expenses. Cost of professional services consists of direct labor costs associated with providing professional services and related expenses, which are deferred until revenue is recognized, at which time they are expensed as cost of revenue. The amortization of acquired technology and patents in the current period reflects the amortization of assets recorded upon acquisition of Rebop in July 2001.

Software licenses and hosting services. Cost of software licenses and hosting services was $29,000 in the three months ended March 31, 2002 compared with $183,000 for the same period in 2001. The decrease in expense was primarily due to reduced personnel expenses and related facilities and infrastructure and support charges.

Maintenance services. Cost of maintenance services was $189,000 in the three months ended March 31, 2002 compared to $184,000 for the same period in 2001 reflecting consistent headcount.

Professional services. Cost of professional services was $535,000 for the three months ended March 31, 2002 compared to $945,000 for the three months ended March 31, 2001. The decrease in expense was primarily due to reduced personnel expenses and related facilities and infrastructure and support charges.

Operating expenses. For the three months ended March 31, 2002, operating expenses were $3.4 million compared to $5.5 million for the three months ended March 31, 2001. Without the effect of stock-based compensation charges, operating expenses for the three months ended March 31, 2002 and 2001 would have been $3.2 million and $4.9 million, respectively.

Other research and development. Research and development expenses consist primarily of personnel expenses associated with software development. Research and development expenses were $808,000 for the three months ended March 31, 2002 compared to $1.6 million for the three months ended March 31, 2001. Approximately 65% of the reduction in expenses reflected the expenses incurred by Rebop in the first quarter of 2001, which due to certain accounting requirements, were required to be included in our operating results prior to the acquisition.

Other sales and marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services and personnel and marketing materials and expenses associated with the marketing of our products and services. Sales and marketing expenses were $1.5 million for the three months ended March 31, 2002 compared to $2.3 million for the three months ended March 31, 2001. The decrease in expense was primarily due to reduced incentive expenses related to reduced revenue and reduced temporary employee expenses and related facilities and infrastructure and support charges.

Other general and administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees and facilities costs. General and administrative expenses were $893,000 for the three months ended March 31, 2002 compared to $1.1 million for the three months ended March 31, 2001. The decrease was primarily due to reduced temporary employee expenses and recruiting and other professional services fees.

Stock-based compensation expense. Stock-based compensation expense consists primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation expense was $199,000 for the three months ended March 31, 2002 compared to $502,000 for the three months ended March 31, 2001. The decrease in expense was due to the reversal of amortized stock-based compensation expense related to cancellations, due to employee terminations, of unvested stock options previously granted. Stock-based compensation charges are presented within the relevant functional expenses and are being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

Interest expense. Interest expense was $5,000 for the three months ended March 31, 2002 and $60,000 for the three months ended March 31, 2001. Interest expense for both periods consists primarily of interest paid for capital leases.

Interest income and other income. Interest income and other income consists primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest income and other income was $182,000 for the three months ended March 31, 2002 compared to $603,000 for the three months ended March 31, 2001. This decrease was due to lower average cash balances and declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.4 million. At March 31, 2002, we had approximately $17.7 million of cash equivalents and short-term investments, including restricted amounts.

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2002 and $3.7 million for the three months ended March 31, 2001. Net cash used in operating activities in 2002 was primarily attributable to net losses and a reduction in deferred production costs. Net cash used in operating activities in 2001 was primarily attributable to net losses and a reduction in accounts payable and accrued liabilities as compensation expense and benefits that were accrued in the fourth quarter of 2000 as a result of the restructuring, were paid. This was partially offset by a reduction in accounts receivable as we actively pursued collections of accounts receivable.

Net cash provided by investing activities was $765,000 in the three months ended March 31, 2002 and $2.6 million for the three months ended March 31, 2001. Net cash provided by investing activities during 2002 was primarily generated by the maturities of short-term marketable securities and partially offset by payment of funds held in escrow related to the acquisition of Rebop. Net cash provided by investing activities in 2001 was primarily related to maturities of short-term marketable securities.

Net cash used in financing activities was $6,000 for the three months ended March 31, 2002 and $338,000 for the three months ended March 31, 2001. Net cash used in financing activities in 2002 and 2001 resulted primarily from principal payments on our capital leases.

We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the quarter ended March 31, 2002, we incurred a loss from operations of approximately $3.9 million and negative cash flows from operations of $3.1 million. For the year ended December 31, 2001, we incurred a loss from operations of approximately $21.3 million and negative cash flows from operations of $14.7 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $35.5 million and negative cash flows from operations of $20.1 million. As of March 31, 2002 and December 31, 2001, we had accumulated deficits of approximately $110.2 and $106.5 million, respectively. We expect operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional funds through public or private financings, or other arrangements, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. There can be no assurance that such additional financings, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership in the Company of our then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our currently outstanding common stock.

We lease certain office facilities under non-cancelable operating lease arrangements expiring between 2002 and 2005. These commitments primarily represent office facilities vacated as part of our December 2000 restructuring activities. However, as a result of our current restructuring activities announced in April 2002, we now expect to utilize less office space. Accordingly, we will relocate from our current corporate headquarters upon expiration of its lease term in May 2002 to space that was deemed excess in December 2000 but which the Company has been unable to sublet. At March 31, 2002, future minimum lease commitments under non-cancelable operating leases are: nine months remaining in 2002 — $823,000; 2003 — $1.1 million; 2004 — $1.1 million and 2005 — $582,000. We sublease one facility to a third party tenant. The future sublease income under non-cancelable operating leases are: 2002 — $128,000; 2003 — $192,000; 2004 — $192,000 and 2005 — $16,000.

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

Beginning in July 2001, the Company and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York. In each of these complaints, the plaintiffs allege that the Company, certain of our officers and directors and our IPO underwriters violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. We believe that these lawsuits are without merit and intend to defend against them vigorously. However, an adverse decision could have a material adverse effect on our business, results of operations, cash flows or consolidated financial position.

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

Our future success depends in part on our ability to manage the product transition from focusing on providing rich media content production services to providing our sales readiness enabling solution, LaunchForce. Managing this transition and marketing LaunchForce requires us to present a compelling value proposition to our potential customers. Therefore, we must do the following:

•	identify new applications for our existing products;

•	anticipate the features and functionality that will reduce out customers’ costs as well the time from customer product introduction to first revenue;

•	incorporate those features and functionality into products that can be easily deployed;

•	communicate and demonstrate the operational impact of the features and functionality; and

•	price our products competitively and offer flexible licensing models.

If we are not successful in achieving these objectives on a long-term basis, our business, financial condition and operating results will suffer.

We expect to continue to incur losses, and as a result we may not achieve profitability.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred a net loss of approximately $3.7 million in the quarter ended March 31, 2002 compared to $4.2 million in the quarter ended March 31, 2001. We incurred a net loss of approximately $20.4 million in the year ended December 31, 2001. As of March 31, 2002, we had an accumulated deficit of approximately $110.2 million. In December 2000, we announced a plan to restructure operations. The plan is intended to better align us with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth. In 2001, we recorded additional restructuring expense relating to various office leases as part of our December 2000 restructuring plan. In April 2002, we announced that in response to continuing weak economic conditions for software manufacturers, we had reduced the number of employees from approximately 80 to approximately 40. As a result we expect to utilize less office space and will relocate from our current corporate headquarters, upon expiration of its lease term in May 2002, to space that was deemed excess in December 2000 but which we have been unable to sublet. Although we have initiated actions to reduce cash expenditures and expenses, there can be no assurance that the reduction in our cash expenditures will cause our existing cash balance to last until we are successful in generating additional revenue or achieving profitability, if we are able to do so at all.

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

In some future quarter, our operating results may be below the expectations of public market analysts and investors, which may cause the price of our common stock to fall. The factors that may cause our quarterly operating results to fall short of expectations include:

•	delays of customer orders, which could prevent us from recognizing revenue until later quarters;

•	seasonal trends in sales of our solutions, which could result in lower quarterly revenue in the fourth quarter;

•	downward pressure on prices paid by our customers, as a result of competition or other factors, which could reduce our quarterly revenue even if we maintain or increase the number of sales;

•	new product and service introductions by our competitors, which could cause our competitors to capture revenue that we otherwise could have received;

•	increased costs incurred as we expand operations, increase our marketing efforts or undertake other initiatives, which could reduce our profit margin if not matched by a corresponding growth in revenue; and

•	technical difficulties or system downtime affecting the Web generally or the operation of our network or servers, which could cause customer dissatisfaction and reduce our revenue.

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

If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, four customers, Compaq Computer Corporation, BTGN Company LLC, FileNET Corporation, and KLA-Tencor Corporation, each accounted for more than 10% of our total revenue for the three months ended March 31, 2002. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

The length of our sales cycle is uncertain and therefore could cause significant variations in our operating results.

Because we are transitioning of our product focus to LaunchForce from the production of rich media events, the length of our sales cycle — the time between an initial customer contact and completing a sale — can be unpredictable. The time between the date of our initial contact with a potential new customer and the execution of a sales contract with that customer generally ranges from less than two months to more than nine months, depending on the significance of the financial terms of the arrangement, the relative size of the customer’s installation of our solution, and other factors. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. During the sales cycle, we may expend substantial sales and management resources without generating corresponding revenue. Our expense levels are relatively fixed in the short term and are based in part on our expectations of our future revenue. As a result, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represents a large portion of our revenue. The current slowdown, and potential recession, in the US and international economies may cause our sales cycle to lengthen even further. If this occurs, our orders and revenue may be adversely impacted.

We may not be able to build an effective sales organization, which would prevent us from achieving the increased sales volume necessary for us to achieve profitability.

In order to increase our revenue, we must build an effective sales organization. If we do not do so, we will not be able to increase our sales sufficiently to achieve profitability. In connection with our restructuring activities, we have reduced the size of our sales organization. Our future success will depend in part on our ability to recruit and retain, qualified sales personnel and to train and motivate such personnel. In the past, we have had difficulty recruiting, retaining and managing qualified sales personnel. We cannot guarantee that we will not encounter similar difficulties in the future. Competition for personnel, particularly in the San Francisco Bay Area, where we are located, is intense. Many of the companies competing with us for qualified sales personnel are larger and more established than we are and have greater financial resources than we do. This may make it even more difficult for us to recruit and retain such personnel.

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

Our desktop player software, which runs on an end user’s personal computer to allow the user to view an event, and LaunchForce, include technologies that other companies have licensed to us. If we are unable to maintain or renew these licenses when they expire, we would be forced to remove these technologies from our products and develop or license comparable technologies. This could require additional license fees or extensive engineering efforts, or significantly decrease our products’ functionality, either of which could harm our business, financial condition and operating results.

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

The market for sales effectiveness solutions is new and rapidly evolving. We expect that competition will intensify. Increased competition could lead to decreasing prices and profitability. We compete with companies that offer components of a rich media business-to-business communications solution, including:

•	providers of customer and partner relationship management software;

•	companies who help deliver product information to potential customers via personalized web sites;

•	companies who help deliver product information to a sales force via groupware or a portal;

•	providers of rich media software tools;

•	multimedia content production and delivery companies;

•	digital asset management and similar companies which provide content management for objects including media;

•	companies that provide web-based systems for live collaboration among a small audience; and

•	traditional business communications and learning solution companies that offer live meeting and seminar services.

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

Our future success depends in part on our ability to successfully host our software on behalf of our customers’ on our servers. Our ability to host our software will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We do not have fully redundant hosting systems, a formal disaster recovery plan or alternative providers of hosting services. We also may not have business interruption insurance sufficient to compensate us for losses that may occur. All of our hosting servers are located at AT&T Hosting Services (“AT&T”) facilities in Redwood City, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures or similar events. They are also subject to computer viruses, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the AT&T facility could result in interruptions in our hosting service. In addition, the failure by AT&T to provide the data communications capacity that we require could result in interruptions in our hosting service. Any damage to or failure of our hosting systems could result in interruptions in our hosting service. System interruptions will reduce our revenue and profits, and our future revenue and profits will be harmed if our customers believe that our hosting system is unreliable.

Potential errors in our software could harm our reputation and reduce our sales and profitability.

Software defects discovered after we release our software could result in loss of revenue, delays in market acceptance and harm to our reputation. Any product liability claim against us, if successful and of sufficient magnitude, could harm our profitability and future sales. Our software has in the past contained, and may in the future contain, “bugs” or errors. Although we typically design our customer license agreements to contain provisions that limit our exposure to potential product liability claims, we cannot guarantee that contractual limitations of liability would be enforceable or would otherwise protect us from liability for damages to a customer resulting from a defect in our software. Even though we maintain insurance that covers damages arising from the implementation and use of our software, we cannot assure you that our insurance would cover or be sufficient to cover any product liability claims against us.

We have in the past experienced returns of our products, and as our business grows we may experience increased returns, which could harm our reputation and negatively impact our operating results.

In the past, some of our customers have returned our rich media events to us because they felt that modifications were required for the product to meet project specifications and the customer’s requirements. It is likely that we will experience some level of returns in the future and the amount of returns may increase despite our efforts to minimize returns. Also, returns may adversely affect our relationship with affected customers and may harm our reputation. This could cause us to lose potential customers and business in the future.

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

RISKS RELATED TO THE INTERNET

Our future success depends on continued growth in use of the worldwide web for business communications.

Our business could suffer if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, including:

•	inadequate network infrastructure;

•	security concerns;

•	inconsistent quality of service;

•	lack of availability of cost-effective and high-speed service; and

•	changes in government regulation of the Web.

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

The market price of our common stock has been volatile in the past and is likely to be extremely volatile in the future. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Securities litigation could result in substantial costs and a diversion of our management’s attention and resources. The stocks of Web-related and technology companies like ours have experienced extreme price and volume fluctuations in recent months, many of which appear unrelated to the companies’ business, financial condition or operating results. Although the market price of our stock will in part be based on our business, financial condition and operating results, we expect that it will also be affected to a significant degree by these market-wide and industry-wide price and volume fluctuations.

Our common stock will likely be delisted from the Nasdaq National Market. Our stock may be listed on the Nasdaq SmallCap Market or, if we fail to meet or maintain the listing requirements of that market, may be traded on the OTC Bulletin Board. In either event, as a result, trading in our common stock may become more difficult, fewer investors may be willing to purchase our common stock and our stock price may decline.

The Nasdaq National Market has notified us of its intention to “delist” our common stock on or after May 15, 2002 due to the fact our common stock has traded below $1.00 since January 2, 2002, which is below the minimum bid price requirement of the Nasdaq National Market. As a result, we have applied to have our common stock listed on the Nasdaq SmallCap Market. If our application is granted, Nasdaq has informed us that we must maintain a minimum closing bid price of $1.00 for 10 consecutive trading days before August 13, 2002 and meet other minimum continued listing requirements. If we are unable to maintain the minimum closing bid price by that date but are able to maintain a minimum market value of our public float of $5 million and a stockholders’ equity minimum of $10 million, we will have until February 10, 2003 to meet the minimum bid price requirement. As of March 31, 2002, the market value of our public float was approximately $5.7 million and our stockholders’ equity was $18.8 million. There can be no assurance that we will be able to meet these requirements as of August 13, 2002. If we fail to comply with these requirements within the required period of time or if our application to have our common stock listed on the Nasdaq SmallCap Market is denied, our common stock will be traded on the OTC Bulletin Board.

Our common stock price may decline as a result of he listing of our common stock on the Nasdaq SmallCap Market or the OTC Bulletin Board. Both markets are seen as less prestigious and less efficient, making it more difficult to trade in our common stock. The liquidity of our common stock may then be adversely impacted. Certain analysts may no longer provide research coverage of Eloquent, making it more difficult for investors to keep apprised of our corporate developments. In addition, our stock could potentially be subject to what are known as the “penny stock” rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, the ability or willingness of broker-dealers to sell or make a market in our common stock may decline. Further, our ability to raise additional capital through the issuance of stock could be seriously impaired because investors, including many institutional investors, may be unwilling or unable to purchase shares of our common stock.

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

ADDITIONAL DISCUSSION OF THESE AND OTHER RISK FACTORS IS DISCLOSED IN OUR ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Our exposure to market risk is thereby limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk, which will decline in value if interest rates increase. Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

Exhibit
Number	Description of Document

3.03(1)	Amended and Restated Certificate of Incorporation, as currently in effect.

3.04(1)	Amended and Restated Bylaws, as currently in effect.

4.01(1)	Form of Specimen Stock Certificate.

4.02(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated October 20, 1999, among Eloquent and certain investors named therein.

4.03(1)	Securities Purchase Agreement, dated October 20, 1999, by and among Eloquent and certain investors named therein.

5.01(1)	Opinion of Cooley Godward LLP regarding legality of the securities being registered.

10.01(1)	Form of Indemnity Agreement entered into by Eloquent with each of its directors and executive officers.

10.02(1)	Equity Incentive Plan.

10.03(1)	Form of Stock Option Agreement under the Equity Incentive Plan.

10.04(1)	1997 Equity Incentive Plan.

10.05(1)	Form of Stock Option Agreement under the 1997 Equity Incentive Plan.

10.06(7)	1999 Equity Incentive Plan, as amended.

10.07(1)	Form of Stock Option Agreement under the 1999 Equity Incentive Plan.

10.08(1)	Form of Nonstatutory Stock Option Agreement for Non-Employee Director Grants under the 1999 Equity Incentive Plan.

10.09(1)	1999 Employee Stock Purchase Plan.

10.10(1)	Form of 1999 Employee Stock Purchase Plan Offering.

10.11(1)	Employment Agreement, dated December 23, 1998, between Eloquent and Abraham Kleinfeld.

10.12(1)	Office Lease, dated November 19, 1996, between Eloquent and California Casualty Indemnity Exchange, as amended.

10.13(1)	OEM Agreement, dated May 30, 1997, between Eloquent and Verity, Inc.

10.14(1)	Software License Agreement, dated June 30, 1997, between Eloquent and Voxware, Inc.

10.15(8)	Master Agreement, dated June 22, 2001, between Eloquent and AT&T Corp.

10.16(1)	Sublease Agreement, dated June 1, 1999, between Eloquent and California Casualty Indemnity Exchange.

10.17(1)	ISV Software License Agreement, dated August 1, 1999, between Eloquent and WebXpress, Inc.

10.18(1)	Assignment of Sublease, dated November 24, 1999, between Eloquent and California Casualty.

10.19(2)	2000 Non-Qualified Stock Plan.

10.20(3)	Agreement and Plan of Merger and Reorganization, dated October 31, 2000 among Eloquent, Inc., Rebop Acquisition Corp., Rebop Media, Inc., and Certain Shareholders of Rebop Media, Inc.

10.21(4)	Employment Agreement, dated as of December 1, 2000, between Eloquent and John Curson.

Exhibit
Number	Description of Document

10.22(4)	Confidential Severance Agreement, dated November 1, 2000, between Eloquent and Abraham Kleinfeld.

10.23(5)	First Amended and Restated Agreement and Plan of Merger, dated June 22, 2001, by and between Eloquent,

Rebop Media, Inc., Rebop Acquisition Corp. and Certain Shareholders of Rebop Media, Inc.

10.24(6)	Employment Offer Letter, dated June 6, 2001 between Eloquent and M. Edward Molkenbuhr

10.25(6)	Employment Offer Letter, dated June 28, 2001 between Eloquent and Joseph Cortale

10.26(8)	Addendum to Master Agreement, dated June 22, 2001, between Eloquent and AT&T Corp.

10.27(8)	Dedicated Hosting Service — Service Order Attachment, dated April 28, 2001, between Eloquent and AT&T Corp.

10.28(8)	AT&T Dedicated Hosting Service Upgrade Addendum, dated September 25, 2001, between Eloquent and AT&T Corp.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-89537).

(2)	Incorporated by reference to exhibit 99.1 previously filed with the Company’s Registration Statement on Form S-8 (SEC File No. 333-34182).

(3)	Incorporated by reference to exhibit 99.2 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 000-29059).

(5)	Incorporated by reference to the exhibit 2.1 previously filed with the Company’s Current Report on Form 8-K filed on July 6, 2001.

(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(7)	Incorporated by reference to exhibit 99.2 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-29059).

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002

ELOQUENT, INC.

By:	/s/ R. John Curson

R. John Curson Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)