Form 10-K/A
period 2001-12-31
ELOQUENT INC
filed 2002-06-20
CIK 1003265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                             ---------------------
                                AMENDMENT NO. 2

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

                         1730 EL CAMINO REAL, 3RD FLOOR
                          SAN MATEO, CALIFORNIA 94402
                    (Address of principal executive offices)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.


                      EXPLANATORY NOTE TO AMENDMENT NO. 2



     Amendment No. 2 amends and restates only Item 12 of the Form 10-K to provide additional information regarding the ownership of the Company's Common Stock as of March 1, 2001. Except as otherwise stated herein, all information contained in this Report on Form 10-K/A was current as of the date of filing of the original Report on March 28, 2002 and has not been updated by Amendment No. 2.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 1, 2002 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its Common Stock. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Eloquent, Inc., 1730 El Camino Real, 3rd Floor, San Mateo, California 94402.

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

---------------

  *  Less than one percent.

 (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 19,276,166 shares outstanding on March 1, 2002 adjusted as required by rules promulgated by the SEC.


 (2) Includes 49,998 shares held by Crossover Fund III Management, L.L.C. ("Crossover Fund"), 30,000 shares held by Delta Growth Management, Inc. ("Delta Growth"), 1,254,789 shares held by Crosslink Omega III Holdings, L.L.C. ("Crosslink Omega" known collectively with Crossover Fund and Delta Growth as the "Crosslink Funds"). Crosslink Capital, Inc. ("Crosslink Capital") is affiliated with each of the Crosslink Funds. As of March 1, 2002, Mr. Brenner, a director of Eloquent, is affiliated with Crossover Fund, Crosslink Omega, and Crosslink Capital, and he shares voting and investment power over all such shares. Michael
     J. Stark and Seymour Franklin Kaufman are affiliated with Crossover Fund, Crosslink Omega, Delta Growth, and Crosslink Capital, and they share voting and investment power over all such shares. Vladimir S. Jacimovic is affiliated with Crossover Fund and Crosslink Omega, and he shares voting and investment power over all such shares. Daniel John Dunn and Thomas Edward Bliska are affiliated with Crossover Fund, and they share voting and investment power over all such shares. Messrs. Brenner, Stark, Kaufmann, Jacimovic, Dunn, and Bliska disclaim beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.



 (3) Includes 1,537,522 shares held by Foundation Capital, L.P., 141,574 shares held by Foundation Capital Entrepreneurs Fund, L.L.C, and 1,679,096 shares held by Foundation Capital Management, L.L.C. James C. Anderson, William B. Elmore, Kathryn C. Gould, and Paul G. Koontz are affiliated with Foundation Capital, L.P., Foundation Capital Entrepreneurs Fund, L.L.C, and Foundation Capital Management, L.L.C., and they share voting and investment power over all such shares. Ms. Gould and Messrs. Anderson, Elmore, and Koontz disclaim beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.



 (4) Includes 1,668,103 shares held by ONSET Enterprise Associates II, L.P. ("ONSET Associates II"), 429,404 shares, held by ONSET Enterprise Associates III, L.P. ("ONSET Associates III"), and 25,000 shares held by ONSET Venture Services Corporation ("ONSET Venture Services", known collectively with ONSET Associates II and ONSET Associates III as the "ONSET Funds"). OEA II Management, L.P. is a general partner of ONSET Associates II, and OEA III Management, L.L.C. is a general partner of ONSET Associates III. Mr. Opdendyk, a director of Eloquent, is affiliated with OEA II Management, L.P., OEA III Management, L.L.C., ONSET Venture Services, ONSET Associates II, and ONSET Associates III, and he shares voting and investment power over all such shares. Robert F. Kuhling, Jr. is also affiliated with OEA II Management, L.P., OEA III Management, L.L.C., ONSET Venture Services, ONSET Associates II, and ONSET Associates III, and he shares voting and investment power over all such shares. Darlene K. Mann is affiliated with OEA III Management L.L.C. and ONSET Associates III, and she shares voting and investment power over all such shares. Ms. Mann and Messers. Opdendyk and Kuhling disclaim beneficial ownership of all these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.



 (5) Perkins Capital Management, Inc. ("Perkins Capital") has investment power with respect to 1,171,750 shares but has voting power with respect to none of such shares. Richard C. Perkins is a manager of Perkins Capital and has investment power over all 1,171,750 of such shares. Mr. Perkins holds 103,000 of these shares in his personal account with Perkins Capital, and he disclaims beneficial ownership of all but these 103,000 shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. There is no single person or entity that exercises voting power over these shares. Each individual holder of a Perkins Capital account retains voting power with respect to the number of shares of the Company's Common Stock held in the Perkins Capital account of such individual. No individual's Perkins Capital account represents more than 1% of the Company.



 (6) Includes 1,334,787 shares held by the Crosslink Funds. As of March 1, 2002, Mr. Brenner, a director of Eloquent, is affiliated with Crossover Fund, Crosslink Omega, and Crosslink Capital, and he shares voting and investment power over all such shares. Mr. Brenner disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. This figure also includes 29,730 outstanding shares and 75,000 shares underlying currently exercisable stock options granted to Mr. Brenner under our 1999 Equity Incentive Plan and held by him in his individual capacity. If these options were exercised in full within sixty
     (60) days of March 1, 2002, 58,333 of these shares would be subject to a repurchase right in favor of Eloquent.


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


 (8) Includes 50,000 shares underlying currently exercisable stock options granted to Ms. Nolan under our 1999 Equity Incentive Plan and held by her in her individual capacity. If these options were exercised in full within sixty (60) days of March 1, 2002, 50,000 of these shares would be subject to a repurchase right in favor of Eloquent.



 (9) Includes 2,122,507 shares held by the ONSET Funds. Mr. Opdendyk, a director of Eloquent, is affiliated with OEA II Management, L.P., OEA III Management, L.L.C., ONSET Venture Services, ONSET Associates II, and ONSET Associates III, and he shares voting and investment power over all such shares. Mr. Opdendyk disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. This figure also includes 76,990 outstanding shares and 75,000 shares underlying currently exercisable stock options granted to Mr. Opdendyk under our 1999 Equity Incentive Plan and held by him in his individual capacity. If these options were exercised in full within sixty (60) days of March 1, 2002, 58,333 of these shares would be subject to a repurchase right in favor of Eloquent.


(10) Includes 250,000 shares underlying currently exercisable stock options granted to Mr. Cortale under our 1999 Equity Incentive Plan. If these options were exercised in full within sixty (60) days of March 1, 2002, 250,000 of these shares would be subject to a repurchase right in favor of Eloquent.

(11) Includes 262,500 shares underlying currently exercisable stock options granted to Mr. Curson under our 1997 Equity Incentive Plan, 200,000 shares underlying currently exercisable stock options granted to Mr. Curson under our 1999 Equity Incentive Plan, and 100,000 shares underlying currently exercisable stock options granted to Mr. Curson under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of March 1, 2002, 302,500 of these shares would be subject to a repurchase right in favor of Eloquent.

(12) Includes 100,000 shares underlying currently exercisable stock options granted to Mr. Glazer under our 1997 Equity Incentive Plan, 100,000 shares underlying currently exercisable stock options granted to Mr. Glazer under our 1999 Equity Incentive Plan, and 100,000 shares underlying currently exercisable stock options granted to Mr. Glazer under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of March 1, 2002, 175,000 of these shares would be subject to a repurchase right in favor of Eloquent.

(13) As of June 20, 2001, Mr. Laney resigned from the Office of the President, and as of June 27, 2001, Mr. Laney terminated his employment with Eloquent as Vice President of Sales. On June 27, 2001, Mr. Laney sold his only shares of the Company's common stock. All of Mr. Laney's outstanding stock options have now terminated.

(14) Includes 400,000 shares underlying currently exercisable stock options granted to Mr. Molkenburh under our 1999 Equity Incentive Plan If these options were exercised in full within sixty (60) days of March 1, 2002, 400,000 of these shares would be subject to a repurchase right in favor of Eloquent.

(15) Includes 125,000 shares underlying currently exercisable stock options granted to Mr. Reid under our 1997 Equity Incentive Plan and 200,000 shares underlying currently exercisable stock options granted to Mr. Reid under our 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days of March 1, 2002, 186,979 of these shares would be subject to a repurchase right in favor of Eloquent. Darlene K. Mann, Mr. Reid's domestic partner, is a general partner of each of the ONSET Funds. Mr. Reid disclaims beneficial ownership of any of the shares held by the ONSET Funds.

(16) Includes 2,112,500 shares underlying currently exercisable stock options granted to ten (10) of our executive officers and directors under our 1997 Equity Incentive Plan, 1999 Equity Incentive Plan, and/or 2000 Non-Qualified Stock Plan. If these options were exercised in full within sixty (60) days March 1, 2002, 1,539,478 of these shares would be subject to a repurchase right in favor of Eloquent.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 20th day of June 2002.


                                          ELOQUENT, INC.

                                          By:     /s/ CLIFFORD A. REID
                                            ------------------------------------
                                                      Clifford A. Reid
                                            Chief Executive Officer and Director

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----



              /s/ CLIFFORD A. REID                       Chairman of the Board,          June 20, 2002
------------------------------------------------  Chief Executive Officer and Director
                Clifford A. Reid                     (Principal Executive Officer)




               /s/ R. JOHN CURSON                  Chief Financial Officer, Secretary    June 20, 2002
------------------------------------------------   and Treasurer (Principal Financial
                 R. John Curson                         and Accounting Officer)




                       *                                        Director                 June 20, 2002
------------------------------------------------
               Michael E. Herman




                       *                                        Director                 June 20, 2002
------------------------------------------------
                 Sara M. Nolan




                       *                                        Director                 June 20, 2002
------------------------------------------------
               Anthony P. Brenner




                       *                                        Director                 June 20, 2002
------------------------------------------------
               Terry L. Opdendyk




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