Form 10-Q
period 2002-06-30
ELOQUENT INC
filed 2002-08-14
CIK 1003265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

COMMISSION FILE NUMBER: 000-29059

ELOQUENT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94-3221868 (IRS EMPLOYER IDENTIFICATION NO.)

1730 EL CAMINO REAL, 3RD FLOOR
SAN MATEO, CALIFORNIA 94402
(650) 294-6500

(Address, Including Zip Code, and Telephone Number, Including Area Code, of the Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 19,342,112 at July 31, 2002.

ELOQUENT, INC.

            PART I: FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS

ELOQUENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,843	$5,744
Short-term investments	9,424	14,686
Restricted short-term investments	1,753	975
Accounts receivable, net of allowances for doubtful accounts of $75 and $121, respectively	307	184
Prepaid expenses and deferred production costs	789	316

Total current assets	15,116	21,905
Property and equipment, net	694	1,944
Acquired technology, net of accumulated amortization of $497 and $249, respectively	995	1,243
Acquired patents, net of accumulated amortization of $42 and $21, respectively	165	186
Goodwill	—	3,230
Other assets	654	667

Total assets	$17,624	$29,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other liabilities	$2,844	$4,041
Capital lease obligation	86	230
Deferred revenue	741	640

Total current liabilities	3,671	4,911
Long-term liabilities	601	1,980
Stockholders’ equity:
Common stock, 19,342 and 19,345 shares outstanding, respectively	19	19
Additional paid-in capital	129,631	129,700
Treasury stock	(256)	(273)
Notes receivable from employees	(25)	(100)
Unearned stock-based compensation	(277)	(641)
Other comprehensive income: unrealized gain (loss) on investments	(7)	94
Accumulated deficit	(115,733)	(106,515)

Total stockholders’ equity	13,352	22,284

Total liabilities and stockholders’ equity	$17,624	$29,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELOQUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue:
Software licenses and hosting services	$445	$414	$544	$744
Maintenance services	128	229	215	426
Professional services	134	967	351	2,445

Total revenue	707	1,610	1,110	3,615

Cost of revenue:
Software licenses and hosting services	44	218	73	401
Maintenance services	132	188	321	372
Professional services	267	801	802	1,746
Amortization of acquired technology and patents	135	—	269	—
Stock-based compensation	(25)	(30)	(37)	(51)

Total cost of revenue	553	1,177	1,428	2,468

Gross margin	154	433	(318)	1,147

Operating expenses:
Research and development:
Other research and development	543	1,405	1,351	2,964
Stock-based compensation	2	135	23	200

	545	1,540	1,374	3,164

Sales and marketing:
Other sales and marketing	1,279	2,514	2,772	4,801
Stock-based compensation	(6)	—	10	25

	1,273	2,514	2,782	4,826

General and administrative:
Other general and administrative	791	1,097	1,684	2,191
Stock-based compensation	129	333	303	766

	920	1,430	1,987	2,957
Restructuring	(962)	1,400	(962)	1,400
Impairment of tangible property and equipment	779	—	779	—

Total operating expenses	2,555	6,884	5,960	12,347

Loss from operations	(2,401)	(6,451)	(6,278)	(11,200)
Interest expense	(5)	(15)	(10)	(75)
Impairment of investment	—	(759)	—	(759)
Interest and other income	118	532	300	1,135

Loss before cumulative effect of accounting change	(2,288)	(6,693)	(5,988)	(10,899)
Cumulative effect of accounting change	—	—	(3,230)	—

Net loss	$(2,288)	$(6,693)	$(9,218)	$(10,899)

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$(0.12)	$(0.37)	$(0.31)	$(0.61)
Cumulative effect of accounting change	—	—	(0.17)	—

Net loss	$(0.12)	$(0.37)	$(0.48)	$(0.61)

Shares used in computing basic and diluted net loss per share	19,299	17,936	19,280	17,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELOQUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(9,218)	$(10,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of tangible property and equipment	1,652	916
Impairment of equity investment — eSpoc Inc.	—	759
Loss on equity investment — Rebop Media, Inc.	—	796
Cumulative effect of accounting change	3,230	—
Amortization of stock-based compensation	299	940
Changes in operating assets and liabilities:
Accounts receivable, net	(123)	1,870
Deferred production cost	61	106
Prepaid expenses	(534)	(334)
Other assets	13	31
Accounts payable and other liabilities	(2,168)	(1,577)
Deferred revenue	101	(293)

Net cash used in operating activities	(6,687)	(7,685)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	4,383	9,299
Acquisition of property and equipment	(133)	(203)
Acquisition of Rebop, Inc., net of cash acquired	(408)	—

Net cash provided by investment activities	3,842	9,096

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	13	170
Proceeds from notes receivable from employee	75	—
Payment of principal on capital lease financing	(144)	(442)

Net cash used in financing activities	(56)	(272)

Net increase (decrease) in cash and cash equivalents	(2,901)	1,139
Cash and cash equivalents, beginning of period	5,744	4,519

Cash and cash equivalents, end of period	$2,843	$5,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELOQUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — The Company and Basis of Presentation

Eloquent, Inc. (“Eloquent” or the “Company”) provides sales effectiveness solutions that enable customers to increase the productivity of their sales and marketing organizations, accelerate new product revenue and reduce product launch expenses. Eloquent’s LaunchForce™ application enables production and hosting of rich media product and sales content, personalized delivery of the content and detailed measurement of the results. Rich media content involves the combination of video, audio, graphics and text in a synchronized, searchable and navigable format. LaunchForce delivers rich media content on the Web via intranets or extranets or creates CD-ROMs. Eloquent LaunchForce services include software development and system integration, video and rich media content production and hosting. With LaunchForce, Eloquent’s customers, which are primarily Fortune 1000 companies, roll out new product information to field sales organizations and channel partners, monitor their audience’s understanding and adjust content when necessary to improve knowledge transfer. Since its inception in March 1995, Eloquent has utilized its patented, rich media technology to help companies improve their ability to deliver critical product and sales information to globally dispersed audiences in a cost-effective and timely manner and has produced content for more than 250 customers.

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

The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the quarter ended June 30, 2002, Eloquent incurred a loss from operations of approximately $2.4 million. For the six months ended June 30, 2002, Eloquent incurred a loss from operations of approximately $6.3 million and negative cash flow from operations of $6.7 million. For the year ended December 31, 2001, Eloquent incurred a loss from operations of approximately $21.3 million and negative cash flows from operations of $14.7 million. For the year ended December 31, 2000, Eloquent incurred a loss from operations of approximately $35.5 million and negative cash flows from operations of $20.1 million. As of June 30, 2002, Eloquent had an accumulated deficit of approximately $115.7 million. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional funds through public or private financings, or other arrangements, or reduce certain discretionary spending could have a material adverse effect on Eloquent’s ability to achieve its intended business objectives. There can be no assurance that such additional financings, if needed, will be available on terms attractive to the Company, if at all. Eloquent’s failure to raise capital when needed could have a material adverse effect on its business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of Eloquent’s then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of the Company’s currently outstanding common stock.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated results of operations and financial position this quarter.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized only when the liability is incurred. This statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements.

Note 2 — Equity Transactions

     In May 2001, Eloquent’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s outstanding common stock. At June 30, 2002, the Company had purchased 246,000 shares at an average price of $1.17 per share. Shares repurchased under the program are being re-issued to satisfy exercises of warrants, purchases under the employee stock purchase plan and exercises of options issued under employee equity incentive plans.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Numerator:
Loss before cumulative effect of accounting change	$(2,288)	$(6,693)	$(5,988)	$(10,899)
Cumulative effect of accounting change	—	—	(3,230)	—

Net loss	$(2,288)	$(6,693)	$(9,218)	$(10,899)

Denominator:
Weighted average common stock outstanding	19,305	17,967	19,288	17,903
Weighted average common stock subject to repurchase	(6)	(31)	(8)	(43)

Denominator for basic and diluted calculation	19,299	17,936	19,280	17,860

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$(0.12)	$(0.37)	$(0.31)	$(0.61)
Cumulative effect of accounting change	—	—	(0.17)	—

Net loss	$(0.12)	$(0.37)	$(0.48)	$(0.61)

Antidilutive securities:
Options to purchase common stock	4,022	4,420	4,022	4,420
Warrants	159	309	159	309

	4,181	4,729	4,181	4,729

Note 4 — Acquisition of Rebop Media, Inc.

During the summer of 2000, Eloquent’s management and Board of Directors determined the need to either develop or acquire technology that would allow Eloquent to offer live video-based Web conferencing as part of its business communications solution. Eloquent’s management and Board of Directors evaluated several potential companies with “live” technology as potential acquisitions and also considered investing in a new company to be founded by Cliff Reid, an officer, director and holder of more than 5% of Eloquent’s common stock. Given the anticipated acquisition price of these companies and the Company’s desire to have a product designed to integrate seamlessly with its on-demand software, the management and the Board determined that it was in the best interests of Eloquent and its stockholders to invest in a new company rather than acquire an existing company.

In October 2000, Eloquent and Rebop Media, Inc. (“Rebop”), a recently formed live video-based Web conferencing company, entered into a strategic relationship whereby Eloquent invested approximately $1.5 million in Rebop. The investment was for Series A preferred stock and represented approximately 18% of Rebop’s capital stock, on an as-if converted basis. The investment was accounted for using the equity method. However, because Eloquent bore substantially all the economic risk of Rebop’s operations, Eloquent recorded 100% of Rebop’s operating losses as research and development expense. Rebop’s operating losses were approximately $417,000 and $1.1 million, including stock-based compensation charges of $107,000 and $313,000 in the three and six-month periods ended June 30, 2001.

As part of this investment in Rebop, Eloquent obtained the right, subject to Eloquent’s Board of Directors’ approval, to acquire Rebop at a later date if Rebop successfully installed its product in three customer sites. The acquisition of Rebop was to be by means of the issuance of a number of shares of Eloquent’s common stock, the number to be determined through a formula based on the market price of Eloquent’s common stock at the time Eloquent elected to exercise the option to acquire Rebop. Alternatively, at Eloquent’s option, it could acquire Rebop for $13.6 million in cash.

Dr. Reid did not participate in discussions by the Board of Eloquent’s investment and purchase option of Rebop. To ensure that the negotiations for the investment were arms-length, Dr. Reid also did not negotiate on behalf of Eloquent on the terms of the strategic relationship.

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

Rebop’s Web conferencing solution, “LaunchForce Live”, is designed to integrate with Eloquent’s LaunchForce on-demand software. As a result of the acquisition, Eloquent’s customers are expected to benefit from a fully integrated live to on-demand sales effectiveness solution. Cliff Reid, Eloquent’s Chief Executive Officer and a director and major stockholder, served as President and Chief Executive Officer of Rebop.

In April 2001, following Rebop’s successful installation of its product in three customer sites and with the unanimous approval of Eloquent’s Board (Dr. Reid abstaining), Eloquent exercised its right to acquire Rebop. Given general economic and stock market conditions existing at the time, including the market price of Eloquent’s common stock, Eloquent’s Board of Directors determined that the number of shares of Eloquent common stock to be issued in the acquisition would have resulted in significant dilution to Eloquent’s existing stockholders. Therefore, Eloquent’s Board of Directors, with Dr. Reid abstaining, unanimously determined that it was in the best interests of Eloquent to renegotiate the terms of the purchase agreement to reflect the general decrease in the value of internet based companies between the time of the initial investment and the time Eloquent exercised its right to acquire Rebop. Because the purchase price had already been established in the original acquisition agreement, the Board determined that it was in the best interests of Eloquent and its stockholders to limit the dilution caused by the acquisition by capping the number of shares of common stock to be issued in the acquisition and to pay the remainder of the acquisition price in cash. The total value of the transaction was determined using the formula set forth in the original agreement to determine the value of the Eloquent common stock price and total value of the transaction. The parties then determined a maximum number of shares of Eloquent common stock to issue and paid the remainder of the transaction value in cash. The maximum number of shares of common stock to be issued was based in part on the market value of Rebop established by an analysis performed by the Company’s management. In performing its analysis regarding the fair value of Rebop, the Company’s management considered, among other things, the current high-tech market, synergies arising from incorporation of Rebop’s technology into existing Eloquent products and the future cash flows of these products. Based on the rules of the National Association of Securities Dealers, the governing body of the Nasdaq National market, the restructured transaction was not subject to the approval of Eloquent’s stockholders. The original structure of the transaction, however, would have been subject to approval because of the number of shares of Eloquent common stock that would have been issued.

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

The excess of the purchase price of Rebop over the fair market value of the net assets acquired resulted in the recognition of approximately $3.2 million of goodwill that is not expected to be tax deductible.

Acquired technology of approximately $1.5 million is being amortized over a three-year useful life. Patents of $207,000 are being amortized over a five-year useful life. Amortization of intangible assets charged to operations in the quarter ended June 30, 2002 and 2001 amounted to $135,000 and none, respectively. Amortization of intangible assets charged to operations in the six months ended June 30, 2002 and 2001 amounted to $269,000 and none, respectively. The amortization of intangible assets charged to operations is expected to be as follows: six months remaining in 2002 — $271,000, 2003 - $540,000, 2004 — $290,000, 2005 — $40,000 and 2006 — $19,000. The $283,000 attributable to in-process research and development was expensed on the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment, and require that reporting units be identified for the purpose of assessing potential future impairments of goodwill. The Company has one reporting unit for the purpose of assessing the impairment of goodwill. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company completed its transitional goodwill impairment test during the second quarter of 2002. Due to continuing weak economic conditions for software developers Eloquent recognized a transitional goodwill impairment loss of $3.2 million as of January 1, 2002, which was recorded as the cumulative effect of an accounting change in the Company’s consolidated statements of operations.

Note 5 — Restructuring and Impairment

In December 2000, Eloquent announced a plan to restructure operations that resulted in a charge totaling $4.0 million. Under the plan, Eloquent give notice of termination in December 2000 to 80 employees across all functional lines and recorded approximately $1.4 million related to salary and termination benefits and approximately $473,000 of stock-based compensation expense for the amortization of the stock-based compensation charge over the termination notice period related to stock options granted prior to Eloquent’s initial public offering.

The restructuring charge recorded in 2000 included $356,000 for the buy-out of capital leases related to impaired equipment and elimination of maintenance contracts for impaired software. The restructuring charge also included $1.8 million for lease expense reflecting payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. In 2001, Eloquent recorded an additional $2.3 million restructuring charge for lease expense as a result of deteriorating real estate market conditions resulting in lower facility lease rates than estimated for the initial restructuring charge.

In April 2002, in response to continuing difficult economic conditions for software developers, Eloquent implemented certain restructuring activities, gave or accepted notice of termination to approximately 40 employees and consultants across all functional lines and recorded a charge of approximately $534,000 related to salary and termination benefits. At that time, Eloquent also recorded a $779,000 impairment charge to write-off the carrying value of excess equipment and furniture as a result of the termination of approximately 40 employees and consultants and further consolidation of facilities.

In May 2002, the lease for Eloquent’s corporate headquarters expired. As a result of the April 2002 restructuring activities, Eloquent determined that a facility it was attempting to sub-let as a result of the December 2000 restructuring would be adequate for current operations. In June 2002 Eloquent relocated to this facility. As a result, in June 2002 Eloquent reversed previously recorded restructuring expense of $1.5 million. Leases for unoccupied facilities included in the restructuring liability have terms that expire through July 31, 2005.

Components of the accrued restructuring charges and changes in accrued amounts related to the restructuring are as follows (in thousands):

				Facilities
		Non-cash	Other Non-cash	and
	Reduction in	Stock-based	Restructuring	Other Lease
	Workforce	Compensation	Costs	Obligations	Total

Initial charges	$1,425	$473	$79	$2,038	$4,015
Cash payments and deductions	(143)	(473)	(79)	(147)	(842)

Balances, December 31, 2000	$1,282	$—	$—	$1,891	$3,173
Charge	—	—	—	2,250	2,250
Cash payments	(1,282)	—	—	(1,306)	(2,588)

Balances, December 31, 2001	$—	$—	$—	$2,835	$2,835
Cash payments	—	—	—	(246)	(246)

Balances, March 31, 2002	$—	$—	$—	$2,589	$2,589
Charge	534	—	—	—	534
Adjustment	—	—	—	(1,496)	(1,496)
Cash payments	(394)	—	—	(165)	(559)

Balances, June 30, 2002	$140	$—	$—	$928	$1,068

At June 30, 2002, $467,000 of the restructuring accrual was recorded in “Accounts payable and other liabilities” and $601,000 was recorded in “Long-term liabilities”.

Note 6 — Commitments and Contingencies

Eloquent leases certain office facilities under non-cancelable operating lease arrangements expiring between 2003 and 2005. These commitments include office facilities vacated as part of our December 2000 restructuring activities. At June 30, 2002, future minimum lease commitments under non-cancelable operating leases are: six months remaining in 2002 — $553,000; 2003 — $1.1 million; 2004 — $1.1 million and 2005 — $582,000. We sublease one facility to a third party tenant. The future sublease income under non-cancelable operating subleases are: six months remaining in 2002 — $96,000; 2003 — $192,000; 2004 — $192,000 and 2005 — $16,000.

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

Beginning in July 2001, the Company and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the caption In re Eloquent, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6775. In these complaints, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s (the “IPO Lawsuits”).

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. Defendants then filed motions to dismiss the IPO Lawsuits on July 15, 2002, as to which the Court does not expect to issue a decision until at least November 2002. We believe that these lawsuits are without merit and intend to defend against them vigorously. However, an adverse decision could have a material adverse effect on our business, results of operations, cash flows, or consolidated financial position.

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

In November 2001, we announced FirstLaunch, a new offering of prepackaged hardware, software and services aimed at those companies that have recurring product launch needs. The FirstLaunch program consists of those components required to ensure sales and field readiness, including LaunchForce software, cameras and hardware for self-publishing, optional hosting services for the software, and LaunchForce consulting services including training and sharing of best practices. The FirstLaunch program enables companies to adopt LaunchForce on a rental basis, with an option to purchase or to continue renting in the future. Although the FirstLaunch program expired March 31, 2002, the Company continues to offer LaunchForce on a rental basis.

Most of our revenue to date has been from professional services. We intend to increase sales of our enterprise software so that software license revenue constitutes an increasing percentage of our revenue. The gross margin attributable to software license revenue is higher than that of our professional services. We cannot assure you that we will be able to increase the proportion of software license revenue and, therefore, we cannot assure you that we will be able to proportionally improve our gross margin.

ACQUISITION OF REBOP

On July 5, 2001, we acquired Rebop Media, Inc. (“Rebop”), a recently formed live video-based Web conferencing company. Rebop’s live Web conferencing solution is designed to integrate with our LaunchForce software. As a result of the acquisition, our customers are expected to benefit from a fully integrated live to on-demand sales effectiveness solution.

As consideration for the acquisition of Rebop, the former shareholders of Rebop, including Cliff Reid, an officer, director and major stockholder of Eloquent and Rebop, received an aggregate of 802,481 shares of Eloquent common stock valued at approximately $1.1 million at the announcement date and approximately $3.8 million in cash. In addition, the former Rebop option holders received options to purchase an aggregate of 47,514 shares of Eloquent common stock valued at approximately $100,000 at the announcement date.

The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” which requires the purchase method of accounting for business combinations initiated after June 30, 2001. Approximately $1.5 million of the aggregate purchase price was allocated to acquired technology and $207,000 was allocated to patents. Approximately $283,000 of the aggregate purchase price represented in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the third quarter of fiscal 2001. Goodwill of $3.2 million, which represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us, has been accounted for in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” which requires that goodwill acquired after June 30, 2001 not be amortized but be tested at least annually for impairment. As required by the standard, we completed our transitional goodwill impairment test during the second quarter of 2002. Due to continuing weak economic conditions for software developers we recognized a transitional goodwill impairment loss of $3.2 million as of January 1, 2002, which was recorded as the cumulative effect of an accounting change in our consolidated statements of operations.

USE OF ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates, including those related to uncollectible receivables, intangible assets, income taxes, restructuring and other liabilities, and contingencies and litigation, and impact future operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated results of operations and financial position this quarter.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized only when the liability is incurred. This statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements.

OTHER MATTERS:

We have not achieved profitability on a quarterly or annual basis to date and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2002, we had an accumulated deficit of $115.7 million. In December 2000, we announced a plan to restructure operations and gave notice of termination to 80 employees and consultants. In April 2002, we announced that in response to continuing weak economic conditions for software developers we had reduced the number of employees from approximately 80 to approximately 40. These restructuring activities are intended to reduce cash expenditures prior to market acceptance of our products and to align us with future market opportunities as we enhance our sales effectiveness solution. We expect to increase our operating expenses commensurate with increases in revenue. If we are not able to increase revenue, our business, financial condition, cash flows and operating results would suffer.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue:
Software licenses and hosting services	63%	26%	49%	20%
Maintenance services	18	14	19	12
Professional services	19	60	32	68

Total revenue	100	100	100	100

Cost of revenue:
Software licenses and hosting services	6	14	7	11
Maintenance services	19	12	29	10
Professional services	38	50	72	48
Amortization of acquired technology and patents	19	—	24	—
Stock-based compensation	(4)	(2)	(3)	(1)

Total cost of revenue	78	74	129	68

Gross margin	22	26	(29)	32

Operating expenses:
Research and development:
Other research and development	77	87	122	82
Stock-based compensation	—	8	2	6

	77	95	124	88

Sales and marketing:
Other sales and marketing	181	156	250	133
Stock-based compensation	(1)	—	1	1

	180	156	251	134

General and administrative:
Other general and administrative	112	68	152	61
Stock-based compensation	18	21	27	21

	130	89	179	82

Restructuring	(136)	87	(87)	39
Impairment of tangible property and equipment	110	—	70	—

Total operating expenses	361	427	537	343

Loss from operations	(339)	(401)	(566)	(311)
Interest expense	(1)	(1)	(1)	(2)
Impairment of investment	—	(47)	—	(21)
Interest and other income	17	33	27	31

Loss before cumulative effect of accounting change	(323)	(416)	(540)	(303)
Cumulative effect of accounting change	—	—	(291)	—

Net loss	(323)%	(416)%	(831)%	(303)%

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue. Total revenue decreased to $707,000 for the three months ended June 30, 2002 from $1.6 million for the same period in 2001. Total revenue decreased to $1.1 million for the six months ended June 30, 2002 from $3.6 million for the same period in 2001. The decrease in revenue for both periods is attributable to a decrease in the number and average size of sales of our products and services. The decline in revenue is reflective of difficult economic conditions and the transition of our product focus to LaunchForce, an enterprise software, sales effectiveness solution, from the production of rich media events. We believe that cost-cutting efforts by customers is resulting in reduced capital expenditure budgets thereby delaying purchasing decisions. Assuming no improvement in the current economic climate, we anticipate that customers will continue to review their expenditures and may eliminate or defer those projects and purchases determined to be non-critical. We believe that while the impact of the slowing economy has reduced our customer’s capital expenditure budgets, it has also increased the need for effective global product launches that do not rely on travel. LaunchForce is designed to meet this need. Therefore, to encourage companies to adopt LaunchForce, we introduced a program called FirstLaunch, which was tailored to fit into existing marketing budgets. This will enable companies with limited capital budgets to adopt Eloquent LaunchForce on a rental basis, with an option to purchase or to continue renting in the future. Although the FirstLaunch program expired March 31, 2002, the Company continues to offer LaunchForce on a rental basis.

A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. One customer, Hewlett Packard Company, formerly Compaq Computer Corporation, accounted for more than 55% of our total revenue for the three months ended June 30, 2002 and one customer, BTGN Company LLC, accounted for more than 10% of our total revenue for the same period in 2001. One customer, Hewlett Packard Company, formerly Compaq Computer Corporation, accounted for more than 10% of our total revenue for the six months ended June 30, 2002 and two customers, Compaq Computer Corporation and BTGN Company LLC, each accounted for more than 10% of our total revenue for the same period in 2001. To date, most of our customers have been in the telecommunications, software, high-technology manufacturing, financial services and pharmaceuticals industries.

Software licenses and hosting services. Revenue from software licenses and hosting services increased to $445,000 for the three months ended June 30, 2002 from $414,000 for the same period in 2001. Software licenses revenue for three months ended June 30, 2002 included revenue from our FirstLaunch offering which is recognized ratably over the contract period. Revenue from software licenses and hosting services decreased to $544,000 for the six months ended June 30, 2002 from $744,000 for the same period in 2001. The decrease reflects fewer sales of our software during the relevant periods and reduced hosting revenue as we transition from hosting content to hosting our enterprise software.

Maintenance services. Revenue from maintenance services decreased to $128,000 for the three months ended June 30, 2002 from $229,000 for the same period in 2001. For the six months ended June 30, 2002, revenue from maintenance serviced decreased to $215,000 from $426,000 for the same period in 2001. The decrease in both periods was due to fewer renewals from our customers of maintenance service contracts for our software.

Professional services. Professional services revenue decreased to $134,000 for the three months ended June 30, 2002 from $967,000 for the same period in 2001. The number of professional services engagements, including the production of rich media events, decreased to 5 in the second quarter of 2002 from 36 for the same period in 2001. For the six-month periods ended June 30, 2002 and 2001, professional services revenue were $351,000 and $2.4 million, respectively. The number of professional services engagements, including the production of rich media events, decreased to 13 in the six-month period of 2002 from 105 in the same period for 2001. The decrease in professional services revenue for both the three and the six-month periods were due to the shift in our focus to software license revenue and away from the production of rich media events.

Cost of revenue. Cost of revenue consists primarily of software licenses and hosting costs, maintenance costs and professional services costs, including content production costs. Cost of software licenses and hosting consists of personnel and related expenses, royalty payments due to the owners of licensed third-party software and costs associated with utilizing AT&T Hosting Services facilities. Cost of maintenance services consists of customer support personnel and related expenses. Cost of professional services consists of direct labor costs associated with providing professional services and related expenses, which are deferred until revenue is recognized, at which time they are expensed as cost of revenue. The amortization of acquired technology and patents in the current periods reflects the amortization of assets recorded upon acquisition of Rebop in July 2001.

Software licenses and hosting services. Cost of software licenses and hosting services was $44,000 in the three months ended June 30, 2002 compared to $218,000 for the same period in 2001. Cost of software licenses and hosting services was $73,000 for the six months ended June 30, 2002 compared to $401,000 for the six months ended June 30, 2001. The decreases for both the three and six-month periods are attributable to reduced personnel expenses and related facilities, infrastructure and support charges as a result of our restructuring initiatives.

Maintenance services. Cost of maintenance services was $132,000 for the three months ended June 30, 2002 compared to $188,000 for the same period in 2001. For the six months ended June 30, 2002 cost of maintenance services was $321,000 compared to $372,000 for the same period in 2001. The decrease in expense for both the three-month and six-month periods are attributable to reduced personnel expenses and related infrastructure and support charges as a result of our restructuring initiatives.

Professional services. Cost of professional services decreased to $267,000 for the three months ended June 30, 2002 from $801,000 for the same period in 2001. Cost of professional services decreased to $802,000 for the six months ended June 30, 2002 from $1.7 million for the same period in 2001. The decrease in expense for both the three-month and six-month periods are attributable to reduced personnel expenses and related facilities, infrastructure and support charges as a result of our restructuring initiatives.

Operating expenses. For the three months ended June 30, 2002, total operating expenses were $2.6 million compared to $6.9 million for the three months ended June 30, 2001. Without the effect of stock-based compensation charges, restructuring and impairment charges, operating expenses for the three months ended June 30, 2002 and 2001 would have been $2.6 million and $5.0 million, respectively. For the six months ended June 30, 2002, total operating expenses were $6.0 million compared to $12.3 million for the six months ended June 30, 2001. Without the effect of stock-based compensation charges, restructuring and impairment charges, operating expenses for the six months ended June 30, 2002 and 2001 would have been $5.8 million and $10.0 million, respectively.

Other research and development. Research and development expenses consist primarily of personnel expenses associated with software development. Research and development expenses were $543,000 for the three months ended June 30, 2002 compared to $1.4 million for the three months ended June 30, 2001. The decrease reflects $310,000 in expenses incurred by Rebop, which due to certain accounting requirements were required to be included in our operating results in 2001. The remainder of the decrease was primarily due to reduced personnel and temporary employee and contractor expenses as a result of our restructuring initiatives. Research and development expenses were $1.4 million for the six months ended June 30, 2002 and $3.0 million for the six months ended June 30, 2001. Approximately half of the decrease reflects expenses incurred by Rebop in 2001. The remainder of the decrease was primarily due to reduced personnel and temporary employee and contractor expenses as a result of our restructuring initiatives. We expect research and development expenses to increase slightly in the near future.

Other sales and marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services and personnel and marketing materials and expenses associated with the marketing of our products and services. Sales and marketing expenses were $1.3 million for the three months ended June 30, 2002 compared to $2.5 million for the three months ended June 30, 2001. Sales and marketing expenses were $2.8 million for the six months ended June 30, 2002 compared to $4.8 million in June 30, 2001. Over 65% of the decreases for both the three and six-month periods were due to reduced personnel and temporary employee expenses and recruiting costs associated with the reduction in our sales force and marketing staff as a result of our restructuring initiatives as well as the reduced travel and entertainment costs associated with fewer personnel. The remainder of the decrease is primarily due to reduced spending on marketing programs. We expect sales and marketing expenses to increase at a rate commensurate with increases in revenue.

Other general and administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional services fees and facilities costs. General and administrative expenses were $791,000 for the three months ended June 30, 2002 compared to $1.1 million for the three months ended June 30, 2001. General and administrative expenses were $1.7 million for the six months ended June 30, 2002 compared to $2.2 million for the six months ended June 30, 2001. The decrease, for both periods, was primarily due to reduced personnel and temporary employee expenses and recruiting and other professional services fees.

Stock-based compensation expense. Stock-based compensation expense consists primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation expense was $100,000 for the three months ended June 30, 2002 compared to $438,000 for the three months ended June 30, 2001. Stock-based compensation expense was $299,000 for the six months ended June 30, 2002 compared to $940,000 for the six months ended June 30, 2001. The decrease in expense was due to the reversal of amortized stock-based compensation expense related to cancellations, due to employee terminations, of unvested stock options previously granted. Stock-based compensation charges are presented within the relevant functional expenses and are being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

Restructuring expense and impairment of tangible property and equipment. In December 2000, we announced a plan to restructure operations.

Under the plan, we gave notice of termination in December 2000 to 80 employees and consultants and recorded approximately $1.4 million related to salary and termination benefits. The restructuring charge recorded in 2000 included $1.8 million for lease expense. This charge reflected payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between our contractual liability and current market rates. In the three months ended June 30, 2001, we recorded an additional $1.4 million restructuring charge for lease expense as a result of deteriorating real estate market conditions resulting in lower facility lease rates than estimated for the initial restructuring charge. In April 2002, in response to continuing difficult economic conditions for software developers, we implemented further restructuring activities, gave or accepted notice of termination to approximately 40 employees and consultants and recorded a charge of approximately $534,000 related to salary and termination benefits. At that time, we also recorded a $779,000 impairment charge to write-off the carrying value of excess equipment and furniture as a result of the termination of employees and consultants and further consolidation of facilities. In May 2002, our corporate headquarters lease expired. As a result of the April 2002 restructuring activities, we determined that a facility we were attempting to sub-let as a result of the December 2000 restructuring would be adequate for current operations. In June 2002 we relocated to this facility and as a result we reversed previously recorded restructuring expense of $1.5 million. These restructuring activities are intended to better align Eloquent with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth.

Interest expense. Interest expense was $5,000 for the three months ended June 30, 2002 compared to $15,000 for the three months ended June 30, 2001. Interest expense was $10,000 for the six months ended June 30, 2002 compared to $75,000 for the six months ended June 30, 2001. Interest expense for all periods consists primarily of interest paid for capital leases.

Impairment of investment. In the second quarter of 2001, we evaluated the carrying value of our investment in eSpoc Inc. (“eSpoc”), a provider of an electronic marketplace for the purchase and liquidation of medical equipment and supplies, and concluded that eSpoc was no longer pursuing its original business plan and that its current business plan would not result in any return to investors. Accordingly, we recognized as a loss the then carrying value of $759,000.

Interest income. Interest income consists primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest income was $118,000 for the three months ended June 30, 2002 compared to $532,000 for the three months ended June 30, 2001. Interest income was $300,000 for the six months ended June 30, 2002 compared to $1.1 million for the comparable period in 2001. The decreases for both the three and six-month periods were due to lower average cash and investment balances and declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.4 million. At June 30, 2002, we had approximately $14.0 million of cash equivalents and short-term investments, including restricted amounts.

Net cash used in operating activities was $6.7 million for the six months ended June 30, 2002 and $7.7 million for the six months ended June 30, 2001. Net cash used in operating activities in 2002 was primarily attributable to net losses and a reduction in accounts payable and other liabilities reflecting the reversal of previously recorded restructuring expense of $1.5 million. Net cash used in operating activities in 2001 was primarily attributable to net losses and a reduction in accounts payable and other liabilities as compensation expense and benefits that were accrued in the fourth quarter of 2000 as a result of the restructuring, were paid. This was partially offset by a reduction in accounts receivable as we actively pursued collections of accounts receivable.

Net cash provided by investing activities was $3.8 million in the six months ended June 30, 2002 and $9.1 million for the six months ended June 30, 2001. Net cash provided by investing activities during 2002 was primarily generated by the maturities of short-term marketable securities and partially offset by payment of funds held in escrow related to the acquisition of Rebop. Net cash provided by investing activities in 2001 was primarily related to maturities of short-term marketable securities.

Net cash used in financing activities was $56,000 for the six months ended June 30, 2002 and $272,000 for the six months ended June 30, 2001. Net cash used in financing activities in 2002 and 2001 primarily resulted from principal payments on our capital leases.

We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the six months ended June 30, 2002, we incurred a loss from operations of approximately $6.3 million and negative cash flows from operations of $6.7 million. For the year ended December 31, 2001, we incurred a loss from operations of approximately $21.3 million and negative cash flows from operations of $14.7 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $35.5 million and negative cash flows from operations of $20.1 million. As of June 30, 2002 and December 31, 2001, we had accumulated deficits of approximately $115.7 and $106.5 million, respectively. We expect operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional funds through public or private financings, or other arrangements, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. There can be no assurance that such additional financings, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership in the Company of our then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our currently outstanding common stock.

We lease certain office facilities under non-cancelable operating lease arrangements expiring between 2003 and 2005. These commitments include office facilities vacated as part of our December 2000 restructuring activities. At June 30, 2002, future minimum lease commitments under non-cancelable operating leases are: six months remaining in 2002 — $553,000; 2003 — $1.1 million; 2004 — $1.1 million and 2005 — $582,000. We sublease one facility to a third party tenant. The future sublease income under non-cancelable operating subleases are: six months remaining in 2002 — $96,000; 2003 — $192,000; 2004 — $192,000 and 2005 — $16,000.

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

Our future success depends in part on our ability to manage the product transition from focusing on providing rich media content production services to providing our sales readiness enabling solution, LaunchForce. Managing this transition and marketing LaunchForce requires us to present a compelling value proposition to our potential customers. Therefore, we must do the following:

•	identify new applications for our existing products;

•	anticipate the features and functionality that will reduce out customers’ costs as well as the time from customer product introduction to first revenue;

•	incorporate those features and functionality into products that can be easily deployed;

•	communicate and demonstrate the operational impact of the features and functionality; and

•	price our products competitively and offer flexible licensing models.

If we are not successful in achieving these objectives on a long-term basis, our business, financial condition and operating results will suffer.

We expect to continue to incur losses, and as a result we may not achieve profitability.

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred a net loss of approximately $2.3 million in the quarter ended June 30, 2002 compared to $6.7 million in the quarter ended June 30, 2001. We incurred a net loss of approximately $20.4 million in the year ended December 31, 2001. As of June 30, 2002, we had an accumulated deficit of approximately $115.7 million. In December 2000, we announced a plan to restructure operations. In 2001, we recorded additional restructuring expense relating to various office leases as part of our December 2000 restructuring plan. In April 2002, we announced that in response to continuing weak economic conditions for software developers, we had reduced the number of employees from approximately 80 to approximately 40. Although we have initiated actions to reduce cash expenditures and expenses, there can be no assurance that the reduction in our cash expenditures will cause our existing cash balance to last until we are successful in generating additional revenue or achieving profitability, if we are able to do so at all.

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

If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, one customer, Hewlett Packard Company, formerly Compaq Computer Corporation, accounted for more than 55% of our total revenue for the three months ended June 30, 2002. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

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

Our common stock has recently begun trading on the Nasdaq SmallCap Market. If we fail to meet or maintain the listing requirements of that market, our common stock may be traded on the OTC Bulletin Board. In either event, as a result, trading in our common stock may become more difficult, fewer investors may be willing to purchase our common stock and our stock price may decline.

Our common stock has recently transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. In order to continue to be listed on the SmallCap Market, we must maintain a minimum closing bid price of $1.00 for at least 10 consecutive trading days before August 13, 2002 and must also meet other minimum continued listing requirements. If we are unable to maintain the minimum closing bid price by that date but have stockholders equity of at least $5 million as of that date, we will have until February 10, 2003 to meet the minimum bid price requirement. As of June 30, 2002, our stockholders equity was approximately $13.4 million. While we have met the stockholders equity requirement on August 13, 2002, there can be no assurance that we will be able to meet the minimum bid price requirement before February 10, 2003. If we fail to comply with these requirements within the required period of time, our common stock will be traded on the OTC Bulletin Board.

Our common stock price may decline as a result of the listing of our common stock on the Nasdaq SmallCap Market or the OTC Bulletin Board. Both markets are viewed as less prestigious and less efficient, making it more difficult to trade in our common stock. The liquidity of our common stock may then be adversely impacted. Certain analysts may no longer provide research coverage of Eloquent, making it more difficult for investors to keep apprised of our corporate developments. In addition, our stock could potentially be subject to what are known as the penny stock rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, the ability or willingness of broker-dealers to sell or make a market in our common stock may decline. Further, our ability to raise additional capital through the issuance of stock could be seriously impaired because investors, including many institutional investors, may be unwilling or unable to purchase shares of our common stock.

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

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

Exhibit
Number	Description of Document

3.03(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.04(1)	Amended and Restated Bylaws, as currently in effect.
4.01(1)	Form of Specimen Stock Certificate.
4.02(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated October 20, 1999, among Eloquent and certain investors named therein.
4.03(1)	Securities Purchase Agreement, dated October 20, 1999, by and among Eloquent and certain investors named therein.
5.01(1)	Opinion of Cooley Godward LLP regarding legality of the securities being registered.
10.01(1)	Form of Indemnity Agreement entered into by Eloquent with each of its directors and executive officers.
10.02(1)	Equity Incentive Plan.
10.03(1)	Form of Stock Option Agreement under the Equity Incentive Plan.
10.04(1)	1997 Equity Incentive Plan.
10.05(1)	Form of Stock Option Agreement under the 1997 Equity Incentive Plan.
10.06(7)	1999 Equity Incentive Plan, as amended.
10.07(1)	Form of Stock Option Agreement under the 1999 Equity Incentive Plan.
10.08(1)	Form of Nonstatutory Stock Option Agreement for Non-Employee Director Grants under the 1999 Equity Incentive Plan.
10.09(1)	1999 Employee Stock Purchase Plan.
10.10(1)	Form of 1999 Employee Stock Purchase Plan Offering.
10.11(1)	Employment Agreement, dated December 23, 1998, between Eloquent and Abraham Kleinfeld.
10.12(1)	Office Lease, dated November 19, 1996, between Eloquent and California Casualty Indemnity Exchange, as amended.
10.13(1)	OEM Agreement, dated May 30, 1997, between Eloquent and Verity, Inc.
10.14(1)	Software License Agreement, dated June 30, 1997, between Eloquent and Voxware, Inc.
10.15(8)	Master Agreement, dated June 22, 2001, between Eloquent and AT&T Corp.
10.16(1)	Sublease Agreement, dated June 1, 1999, between Eloquent and California Casualty Indemnity Exchange.
10.17(1)	ISV Software License Agreement, dated August 1, 1999, between Eloquent and WebXpress, Inc.
10.18(1)	Assignment of Sublease, dated November 24, 1999, between Eloquent and California Casualty.
10.19(2)	2000 Non-Qualified Stock Plan.
10.20(3)	Agreement and Plan of Merger and Reorganization, dated October 31, 2000 among Eloquent, Inc., Rebop Acquisition Corp., Rebop Media, Inc., and Certain Shareholders of Rebop Media, Inc.
10.21(4)	Employment Agreement, dated as of December 1, 2000, between Eloquent and R. John Curson.
10.22(4)	Confidential Severance Agreement, dated November 1, 2000, between Eloquent and Abraham Kleinfeld.
10.23(5)	First Amended and Restated Agreement and Plan of Merger, dated June 22, 2001, by and between Eloquent, Rebop Media, Inc., Rebop Acquisition Corp. and Certain Shareholders of Rebop Media, Inc.

Exhibit
Number	Description of Document

10.24(6)	Employment Offer Letter, dated June 6, 2001 between Eloquent and M. Edward Molkenbuhr
10.25(6)	Employment Offer Letter, dated June 28, 2001 between Eloquent and Joseph Cortale
10.26(8)	Addendum to Master Agreement, dated June 22, 2001, between Eloquent and AT&T Corp.
10.27(8)	Dedicated Hosting Service — Service Order Attachment, dated April 28, 2001, between Eloquent and AT&T Corp.
10.28(8)	AT&T Dedicated Hosting Service Upgrade Addendum, dated September 25, 2001, between Eloquent and AT&T Corp.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-89537).

(2)	Incorporated by reference to exhibit 99.1 previously filed with the Company’s Registration Statement on Form S-8 (SEC File No. 333-34182).

(3)	Incorporated by reference to exhibit 99.2 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 000-29059).

(5)	Incorporated by reference to the exhibit 2.1 previously filed with the Company’s Current Report on Form 8-K filed on July 6, 2001.

(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(7)	Incorporated by reference to exhibit 99.2 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-29059).

     (b)  Reports on Form 8-K

     On June 4, 2002, Eloquent filed a report on Form 8-K reporting that on May 24, 2002 it issued a press release announcing that its common stock would commence trading on the Nasdaq SmallCap Market on May 28, 2002. The Company’s common stock was previously traded on the Nasdaq National Market. The report on Form 8-K further reported that the Board of Directors of the Company voted to redeem the rights issued to its stockholders under its Share Purchase Rights Plan. Such rights are described in the Rights Agreement, dated October 18, 2000, by and between the Company and Chase Mellon Shareholder Services, L.L.C. (the “Agreement”). Stockholders will receive a cash payment of $0.001 for each right granted under the Agreement. The rights were redeemed in order to comply with certain California legal requirements applicable to the Company’s stock option plans and employee stock purchase plans upon the transfer to the Nasdaq SmallCap Market.

     On April 23, 2002 and June 3, 2002, Eloquent filed amended reports on Form 8-K/A reporting the Company’s acquisition of the outstanding capital stock of Rebop Media, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

ELOQUENT, INC.

By:	/s/ R. John Curson

R. John Curson Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)