Form 10-Q
period 2002-09-30
ELOQUENT INC
filed 2002-11-12
CIK 1003265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 19,355,563 at November 1, 2002.

ELOQUENT, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELOQUENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,962	$5,744
Short-term investments	7,372	14,686
Restricted short-term investments	1,753	975
Accounts receivable, net of allowances for doubtful accounts of $50 and $121, respectively	494	184
Prepaid expenses and deferred production costs	520	316

Total current assets	13,101	21,905
Property and equipment, net	546	1,944
Acquired technology, net of accumulated amortization of $622 and $249, respectively	870	1,243
Acquired patents, net of accumulated amortization of $52 and $21, respectively	155	186
Goodwill	—	3,230
Other assets	446	667

Total assets	$15,118	$29,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other liabilities	$2,375	$4,041
Capital lease obligation	42	230
Deferred revenue	628	640

Total current liabilities	3,045	4,911
Long-term liabilities	531	1,980
Stockholders’ equity:
Common stock, 19,342 and 19,345 shares outstanding, respectively	19	19
Additional paid-in capital	129,631	129,700
Treasury stock	(256)	(273)
Notes receivable from employees	—	(100)
Unearned stock-based compensation	(167)	(641)
Other comprehensive income: unrealized gain (loss) on investments	(2)	94
Accumulated deficit	(117,683)	(106,515)

Total stockholders’ equity	11,542	22,284

Total liabilities and stockholders’ equity	$15,118	$29,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELOQUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Software licenses and hosting services	$377	$132	$921	$875
Maintenance services	121	152	336	578
Professional services	210	788	561	3,234

Total revenue	708	1,072	1,818	4,687

Cost of revenue:
Software licenses and hosting services	63	152	136	553
Maintenance services	98	183	419	555
Professional services	175	690	977	2,436
Amortization of acquired technology and patents	135	135	404	135
Stock-based compensation	—	(9)	(37)	(60)

Total cost of revenue	471	1,151	1,899	3,619

Gross margin	237	(79)	(81)	1,068

Operating expenses:
Research and development:
Other research and development	541	1,187	1,892	4,151
Stock-based compensation	12	245	35	445

	553	1,432	1,927	4,596

Sales and marketing:
Other sales and marketing	1,071	2,166	3,843	6,967
Stock-based compensation	8	(17)	18	8

	1,079	2,149	3,861	6,975

General and administrative:
Other general and administrative	524	1,156	2,208	3,347
Stock-based compensation	90	265	393	1,031

	614	1,421	2,601	4,378

Restructuring	—	—	(962)	1,400
In-process research and development	—	283	—	283
Impairment of tangible property and equipment	—	—	779	—

Total operating expenses	2,246	5,285	8,206	17,632

Loss from operations	(2,009)	(5,364)	(8,287)	(16,564)
Interest expense	(2)	(11)	(12)	(86)
Impairment of investment	—	—	—	(759)
Interest and other income	61	389	361	1,524

Loss before cumulative effect of accounting change	(1,950)	(4,986)	(7,938)	(15,885)
Cumulative effect of accounting change	—	—	(3,230)	—

Net loss	$(1,950)	$(4,986)	$(11,168)	$(15,885)

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$(0.10)	$(0.27)	$(0.41)	$(0.88)
Cumulative effect of accounting change	—	—	(0.17)	—

Net loss	$(0.10)	$(0.27)	$(0.58)	$(0.88)

Shares used in computing basic and diluted	19,317	18,610	19,292	18,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELOQUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(11,168)	$(15,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and impairment of tangible property and equipment	1,947	1,443
Acquired in-process research and development	—	283
Impairment of equity investment — eSpoc Inc.	—	759
Loss on equity investment — Rebop Media, Inc.	—	796
Cumulative effect of accounting change	3,230	—
Amortization of stock-based compensation	409	1,424
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(310)	2,182
Deferred production cost	61	115
Prepaid expenses	(265)	(119)
Other assets	221	62
Accounts payable and other liabilities	(2,707)	(1,973)
Deferred revenue	(12)	(433)

Net cash used in operating activities	(8,594)	(11,346)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	6,440	12,942
Acquisition of property and equipment	(145)	(214)
Acquisition of Rebop, Inc., net of cash acquired	(408)	(3,345)

Net cash provided by investment activities	5,887	9,383

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	13	291
Proceeds from notes receivable from employees	100	—
Payment of principal on capital lease financing	(188)	(589)

Net cash used in financing activities	(75)	(298)

Net decrease in cash and cash equivalents	(2,782)	(2,261)
Cash and cash equivalents, beginning of period	5,744	4,519

Cash and cash equivalents, end of period	$2,962	$2,258

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

The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the quarter ended September 30, 2002, Eloquent incurred a loss from operations of approximately $2.0 million. For the nine months ended September 30, 2002, Eloquent incurred a loss from operations of approximately $8.3 million and negative cash flows from operations of $8.6 million. For the year ended December 31, 2001, Eloquent incurred a loss from operations of approximately $21.3 million and negative cash flows from operations of $14.7 million. For the year ended December 31, 2000, Eloquent incurred a loss from operations of approximately $35.5 million and negative cash flows from operations of $20.1 million. As of September 30, 2002, Eloquent had an accumulated deficit of approximately $117.7 million. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional funds through public or private financings, or other arrangements, or reduce certain discretionary spending could have a material adverse effect on Eloquent’s ability to achieve its intended business objectives. There can be no assurance that such additional financings, if needed, will be available on terms attractive to the Company, if at all. Eloquent’s failure to raise capital when needed could have a material adverse effect on its business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of Eloquent’s then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of the Company’s currently outstanding common stock.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated results of operations and financial position.

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

Note 2 — Equity Transactions

In May 2001, Eloquent’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s outstanding common stock. At September 30, 2002, the Company had purchased 246,000 shares at an average price of $1.17 per share. Shares repurchased under the program are being re-issued to satisfy exercises of warrants, purchases under the employee stock purchase plan and exercises of options issued under employee equity incentive plans.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Loss before cumulative effect of accounting change	$(1,950)	$(4,986)	$(7,938)	$(15,885)
Cumulative effect of accounting change	—	—	(3,230)	—

Net loss	$(1,950)	$(4,986)	$(11,168)	$(15,885)

Denominator:
Weighted average common stock outstanding	19,321	19,121	19,300	18,735
Weighted average common stock subject to repurchase	(4)	(511)	(8)	(626)

Denominator for basic and diluted calculation	19,317	18,610	19,292	18,109

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$(0.10)	$(0.27)	$(0.41)	$(0.88)
Cumulative effect of accounting change	—	—	(0.17)	—

Net loss	$(0.10)	$(0.27)	$(0.58)	$(0.88)

Antidilutive securities:
Options to purchase common stock	3,777	3,907	3,777	3,907
Warrants	145	159	145	159

	3,922	4,066	3,922	4,066

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

In October 2000, Eloquent and Rebop Media, Inc. (“Rebop”), a recently formed live video-based Web conferencing company, entered into a strategic relationship whereby Eloquent invested approximately $1.5 million in Rebop. The investment was for Series A preferred stock and represented approximately 18% of Rebop’s capital stock, on an as-if converted basis. The investment was accounted for using the equity method. However, because Eloquent bore substantially all the economic risk of Rebop’s operations, Eloquent recorded 100% of Rebop’s operating losses as research and development expense. Rebop’s operating losses were approximately $1.1 million, including stock-based compensation charges of $313,000, in the nine-month period ended September 30, 2001.

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

Acquired technology of approximately $1.5 million is being amortized over a three-year useful life. Patents of $207,000 are being amortized over a five-year useful life. Amortization of intangible assets charged to operations amounted to $135,000 in both the quarter ended September 30, 2002 and 2001. Amortization of intangible assets charged to operations in the nine months ended September 30, 2002 and 2001 amounted to $404,000 and $135,000, respectively. The amortization of intangible assets charged to operations is expected to be as follows: three months remaining in 2002 — $136,000, 2003 — $540,000, 2004 — $290,000, 2005 — $40,000 and 2006 — $19,000. The $283,000 attributable to in-process research and development was expensed on the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

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

The restructuring charge recorded in 2000 included $356,000 for the buy-out of capital leases related to impaired equipment and elimination of maintenance contracts for impaired software. The restructuring charge also included $1.8 million for facilities lease expense reflecting payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between the contractual liability of Eloquent and current market rates. In 2001, Eloquent recorded an additional $2.3 million restructuring charge for lease expense as a result of deteriorating real estate market conditions resulting in lower facility lease rates than estimated for the initial restructuring charge.

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

In May 2002, the lease for Eloquent’s corporate headquarters expired. As a result of the April 2002 restructuring activities, Eloquent determined that a facility it was attempting to sub-let as a result of the December 2000 restructuring would be adequate for current operations. In May 2002 Eloquent relocated to this facility. As a result, in June 2002 Eloquent reversed previously recorded restructuring expense of $1.5 million. Leases for unoccupied facilities included in the restructuring liability have terms that expire through July 31, 2005.

Components of the accrued restructuring charges and changes in accrued amounts related to the restructuring are as follows (in thousands):

				Facilities
		Non-cash	Other Non-cash	and
	Reduction in	Stock-based	Restructuring	Other Lease
	Workforce	Compensation	Costs	Obligations	Total

Initial charges	$1,425	$473	$79	$2,038	$4,015
Cash payments and deductions	(143)	(473)	(79)	(147)	(842)

Balances, December 31, 2000	$1,282	$—	$—	$1,891	$3,173
Charge	—	—	—	2,250	2,250
Cash payments	(1,282)	—	—	(1,306)	(2,588)

Balances, December 31, 2001	$—	$—	$—	$2,835	$2,835
Charge	534	—	—	—	534
Adjustment	—	—	—	(1,496)	(1,496)
Cash payments	(504)	—	—	(461)	(965)

Balances, September 30, 2002	$30	$—	$—	$878	$908

At September 30, 2002, $377,000 of the restructuring accrual was recorded in “Accounts payable and other liabilities” and $531,000 was recorded in “Long-term liabilities”.

Note 6 — Commitments and Contingencies

Eloquent leases certain office facilities under non-cancelable operating lease arrangements expiring between 2003 and 2005. These commitments include office facilities vacated as part of our December 2000 restructuring activities. At September 30, 2002, future minimum lease commitments under non-cancelable operating leases are: three months remaining in 2002 — $278,000; 2003 — $1.1 million; 2004 — $1.1 million and 2005 — $582,000. We sublease one facility to a third party tenant. The future sublease income under non-cancelable operating subleases are: three months remaining in 2002 — $48,000; 2003 — $192,000; 2004 — $192,000 and 2005 — $16,000.

Eloquent has entered into various technology licensing agreements that allow it to incorporate the licensed technology into its software products. Certain of the agreements require royalty payments ranging from 1.5% to 2.5% of revenue generated from products incorporating the licensed technology. Another agreement requires royalty payments of less than $1,000 per license, after payment of an initial licensing fee of $16,000. The remaining agreement requires payment of fees ranging from approximately $2,500 to $5,000, per central processing unit, depending on the version of the technology that is incorporated in our product. The Company is not required to pay any future minimum royalties under these agreements.

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Company does not expect a decision until late 2002. On October 9, 2002, the Court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. We believe that this litigation is without merit and intend to defend against it vigorously. However, this litigation, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

In November 2001, we announced FirstLaunch, a new offering of prepackaged hardware, software and services aimed at those companies that have recurring product launch needs. The FirstLaunch program consists of those components required to ensure sales and field readiness, including LaunchForce software, cameras and hardware for self-publishing, optional hosting services for the software, and LaunchForce consulting services including training and sharing of best practices. The FirstLaunch program enables companies to adopt LaunchForce on a rental basis, with an option to purchase or to continue renting in the future. The FirstLaunch program expired March 31, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have an impact on our consolidated results of operations and financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized only when the liability is incurred. This statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the effect that this standard will have on our consolidated financial statements.

OTHER MATTERS:

We have not achieved profitability on a quarterly or annual basis to date and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2002, we had an accumulated deficit of $117.7 million. In December 2000, we announced a plan to restructure operations and gave notice of termination to 80 employees and consultants. In April 2002, we announced that in response to continuing weak economic conditions for software developers we had reduced the number of employees from approximately 80 to approximately 40. These restructuring activities are intended to reduce cash expenditures prior to market acceptance of our products and to align us with future market opportunities as we enhance our sales effectiveness solution. We expect to increase our operating expenses commensurate with increases in revenue. If we are not able to increase revenue, our business, financial condition, cash flows and operating results would suffer.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Software licenses and hosting services	53%	12%	51%	19%
Maintenance services	17	14	18	12
Professional services	30	74	31	69

Total revenue	100	100	100	100

Cost of revenue:
Software licenses and hosting services	9	14	7	12
Maintenance services	14	17	23	12
Professional services	25	64	54	52
Amortization of acquired technology and patents	19	13	22	3
Stock-based compensation	—	(1)	(2)	(1)

Total cost of revenue	67	107	104	78

Gross margin	33	(7)	(4)	22

Operating expenses:
Research and development:
Other research and development	76	111	104	89
Stock-based compensation	2	23	2	9

	78	134	106	98

Sales and marketing:
Other sales and marketing	151	202	211	149
Stock-based compensation	1	(2)	1	—

	152	200	212	149

General and administrative:
Other general and administrative	74	108	121	71
Stock-based compensation	13	25	22	22

	87	133	143	93

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Restructuring	—	—	(53)	30
In-process research and development	—	26	—	6
Impairment of tangible property and equipment	—	—	43	—

Total operating expenses	317	493	451	376

Loss from operations	(284)	(500)	(455)	(354)
Interest expense	—	(1)	(1)	(2)
Impairment of investment	—	—	—	(16)
Interest and other income	9	36	20	33

Loss before cumulative effect of accounting change	(275)	(465)	(436)	(339)
Cumulative effect of accounting change	—	—	(178)	—

Net loss	(275)%	(465)%	(614)%	(339)%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue. Total revenue decreased to $708,000 for the three months ended September 30, 2002 from $1.1 million for the same period in 2001. Total revenue decreased to $1.8 million for the nine months ended September 30, 2002 from $4.7 million for the same period in 2001. The decrease in revenue for both periods is primarily attributable to a decrease in the number of sales of our content production services. The decline in revenue is reflective of difficult economic conditions and the transition of our product focus to LaunchForce, an enterprise software sales effectiveness solution, from the production of rich media events. We believe that cost-cutting efforts by customers is resulting in reduced capital expenditure budgets thereby delaying purchasing decisions. Assuming no improvement in the current economic climate, we anticipate that customers will continue to review their expenditures and may eliminate or defer those projects and purchases determined to be non-critical. We believe that while the impact of the slowing economy has reduced our customer’s capital expenditure budgets, it has also increased the need for effective global product launches that do not rely on travel. LaunchForce is designed to meet this need.

A limited number of large customers have accounted for a majority of our revenue, and will continue to do so for the foreseeable future. Three customers, Eastman Kodak Company, 3M Company and Fujitsu Technology Solutions, Inc., each accounted for more than 10% of our total revenue for the three months ended September 30, 2002 and two customers, Hewlett Packard Company, formerly Compaq Computer Corporation, and FileNET Corporation, accounted for more than 10% of our total revenue for the same period in 2001. One customer, Hewlett Packard Company, formerly Compaq Computer Corporation, accounted for more than 10% of our total revenue for both the nine months ended September 30, 2002 and 2001.

Software licenses and hosting services. Revenue from software licenses and hosting services increased to $377,000 for the three months ended September 30, 2002 from $132,000 for the same period in 2001. The increase represents increased sales of our software and increased hosting revenue reflecting our transition from hosting content to hosting our enterprise software. Revenue from software licenses and hosting services increased to $921,000 for the nine months ended September 30, 2002 from $875,000 for the same period in 2001. The increase consists of increased sales of our software off-set by decreased hosting revenue reflecting the initial impact of the transition from hosting content to hosting our enterprise software. Software license revenue for the nine months ended September 30, 2002 included revenue from our FirstLaunch offering which is recognized ratably over the contract period.

Maintenance services. Revenue from maintenance services decreased to $121,000 for the three months ended September 30, 2002 from $152,000 for the same period in 2001. For the nine months ended September 30, 2002, revenue from maintenance services decreased to $336,000 from $578,000 for the same period in 2001. The decrease in both the three and nine-month periods is due to fewer renewals from our customers of maintenance service contracts for our software.

Professional services. Professional services revenue decreased to $210,000 for the three months ended September 30, 2002 from $788,000 for the same period in 2001. The number of professional services engagements, including the production of rich media events, decreased to 3 in the second quarter of 2002 from 28 for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, professional services revenue was $561,000 and $3.2 million, respectively. The number of professional services engagements, including the production of rich media events, decreased to 16 in the nine-month period of 2002 from 136 in the same period for 2001. The decrease in professional services revenue for both the three and the nine-month periods is due to the shift in our focus to software license revenue and away from the production of rich media events.

Cost of revenue. Cost of revenue consists primarily of software licenses and hosting costs, maintenance costs and professional services costs, including content production costs. Cost of software licenses and hosting consists of personnel and related expenses, royalty payments due to the owners of licensed third-party software and costs associated with utilizing AT&T Hosting Services facilities. Cost of maintenance services consists of customer support personnel and related expenses. Cost of professional services consists of direct labor costs associated with providing professional services and related expenses, which are deferred until revenue is recognized, at which time they are expensed as cost of revenue. The amortization of acquired technology and patents in all periods reflects the amortization of assets recorded upon acquisition of Rebop in July 2001.

Software licenses and hosting services. Cost of software licenses and hosting services was $63,000 in the three months ended September 30, 2002 compared to $152,000 for the same period in 2001. Cost of software licenses and hosting services was $136,000 for the nine months ended September 30, 2002 compared to $553,000 for the nine months ended September 30, 2001. The decrease in expenses for both the three and nine-month periods is attributable to reduced personnel expenses and related facilities, infrastructure and support charges as a result of our restructuring initiatives.

Maintenance services. Cost of maintenance services was $98,000 for the three months ended September 30, 2002 compared to $183,000 for the same period in 2001. For the nine months ended September 30, 2002 cost of maintenance services was $419,000 compared to $555,000 for the same period in 2001. The decrease in expenses in both the three and nine-month periods is attributable to reduced personnel expenses and related infrastructure and support charges as a result of our restructuring initiatives.

Professional services. Cost of professional services decreased to $175,000 for the three months ended September 30, 2002 from $690,000 for the same period in 2001. Cost of professional services decreased to $977,000 for the nine months ended September 30, 2002 from $2.4 million for the same period in 2001. The decrease in expenses for both the three and nine-month periods is attributable to reduced personnel expenses and related facilities, infrastructure and support charges as a result of our restructuring initiatives.

Operating expenses. For the three months ended September 30, 2002, total operating expenses were $2.3 million compared to $5.3 million for the three months ended September 30, 2001. Without the effect of stock-based compensation charges and in-process research and development expense, operating expenses for the three months ended September 30, 2002 and 2001 would have been $2.1 million and $4.5 million, respectively. For the nine months ended September 30, 2002, total operating expenses were $8.2 million compared to $17.6 million for the nine months ended September 30, 2001. Without the effect of stock-based compensation charges, in-process research and development expense and restructuring and impairment charges, operating expenses for the nine months ended September 30, 2002 and 2001 would have been $7.9 million and $14.5 million, respectively.

Other research and development. Research and development expenses consist primarily of personnel expenses associated with software development. Research and development expenses were $541,000 for the three months ended September 30, 2002 compared to $1.2 million for the three months ended September 30, 2001. The decrease in expenses is primarily due to reduced personnel and temporary employee and contractor expenses as a result of our restructuring initiatives. Research and development expenses were $1.9 million for the nine months ended September 30, 2002 and $4.2 million for the nine months ended September 30, 2001. Approximately half of the decrease reflects expenses incurred by Rebop in 2001. The remainder of the decrease is primarily due to reduced personnel and temporary employee and contractor expenses as a result of our restructuring initiatives. We expect research and development expenses to remain constant or increase slightly in the near future.

Other sales and marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of our products and services and personnel and marketing materials and expenses associated with the marketing of our products and services. Sales and marketing expenses were $1.1 million for the three months ended September 30, 2002 compared to $2.2 million for the three months ended September 30, 2001. Sales and marketing expenses were $3.8 million for the nine months ended September 30, 2002 compared to $7.0 million for the nine months ended September 30, 2001. Over 60% of the decrease in expenses for both the three and nine-month periods is due to reduced personnel and temporary employee expenses and recruiting costs associated with the reduction in our sales force and marketing staff as a result of our restructuring initiatives as well as the reduced travel and entertainment costs associated with fewer personnel. The remainder of the decrease is primarily due to reduced spending on marketing programs. We expect sales and marketing expenses to increase at a rate commensurate with increases in revenue.

Other general and administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional services fees and facilities costs. General and administrative expenses were $524,000 for the three months ended September 30, 2002 compared to $1.2 million for the three months ended September 30, 2001. General and administrative expenses were $2.2 million for the nine months ended September 30, 2002 compared to $3.3 million for the nine months ended September 30, 2001. The decrease in expenses for both the three and nine-month periods is primarily due to reduced personnel and temporary employee expenses and recruiting and other professional services fees.

Stock-based compensation expense. Stock-based compensation expense consists primarily of charges related to the difference between employee option exercise prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation expense was $110,000 for the three months ended September 30, 2002 compared to $484,000 for the three months ended September 30, 2001. Stock-based compensation expense was $409,000 for the nine months ended September 30, 2002 compared to $1.4 million for the nine months ended September 30, 2001. The decrease in expense was due to the reversal of amortized stock-based compensation expense related to cancellations, due to employee terminations, of unvested stock options previously granted. Stock-based compensation charges are presented within the relevant functional expenses and are being amortized using an accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No. 28, over the vesting periods of the options, generally four to five years.

Restructuring expense and impairment of tangible property and equipment. In December 2000, we announced a plan to restructure operations. Under the plan, we gave notice of termination in December 2000 to 80 employees and consultants and recorded approximately $1.4 million related to salary and termination benefits. The restructuring charge recorded in 2000 included $1.8 million for facilities lease expense. This charge reflected payments required during lease termination notice periods, estimates of lease payments prior to sub-letting space and estimates of any rent differential between our contractual liability and current market rates. In the year ended December 31, 2001, we recorded an additional $2.3 million restructuring charge for lease expense as a result of deteriorating real estate market conditions resulting in lower facility lease rates than estimated for the initial restructuring charge. In April 2002, in response to continuing difficult economic conditions for software developers, we implemented further restructuring activities, gave or accepted notice of termination to approximately 40 employees and consultants and recorded a charge of approximately $534,000 related to salary and termination benefits. At that time, we also recorded a $779,000 impairment charge to write-off the carrying value of excess equipment and furniture as a result of the termination of employees and consultants and further consolidation of facilities. In May 2002, our corporate headquarters lease expired. As a result of the April 2002 restructuring activities, we determined that a facility we were attempting to sub-let as a result of the December 2000 restructuring would be adequate for current operations. In May 2002 we relocated to this facility and as a result we reversed previously recorded restructuring expense of $1.5 million. These restructuring activities are intended to better align Eloquent with future market opportunities brought about by our new product introductions and to reduce cash expenditures prior to revenue growth.

Components of the accrued restructuring charges and changes in accrued amounts related to the restructuring are as follows (in thousands):

				Facilities
		Non-cash	Other Non-cash	and
	Reduction in	Stock-based	Restructuring	Other Lease
	Workforce	Compensation	Costs	Obligations	Total

Initial charges	$1,425	$473	$79	$2,038	$4,015
Cash payments and deductions	(143)	(473)	(79)	(147)	(842)

Balances, December 31, 2000	$1,282	$—	$—	$1,891	$3,173
Charge	—	—	—	2,250	2,250
Cash payments	(1,282)	—	—	(1,306)	(2,588)

Balances, December 31, 2001	$—	$—	$—	$2,835	$2,835
Charge	534	—	—	—	534
Adjustment	—	—	—	(1,496)	(1,496)
Cash payments	(504)	—	—	(461)	(965)

Balances, September 30, 2002	$30	$—	$—	$878	$908

At September 30, 2002, $377,000 of the restructuring accrual was recorded in “Accounts payable and other liabilities” and $531,000 was recorded in “Long-term liabilities”.

Interest expense. Interest expense was $2,000 for the three months ended September 30, 2002 compared to $11,000 for the three months ended September 30, 2001. Interest expense was $12,000 for the nine months ended September 30, 2002 compared to $86,000 for the nine months ended September 30, 2001. Interest expense for all periods consists primarily of interest paid for capital leases.

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

Interest income. Interest income consists primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest income was $61,000 for the three months ended September 30, 2002 compared to $389,000 for the three months ended September 30, 2001. Interest income was $361,000 for the nine months ended September 30, 2002 compared to $1.5 million for the comparable period in 2001. The decreases for both the three and nine-month periods were due to lower average cash and investment balances and declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of preferred stock, our initial public offering of common stock and, to a lesser extent, borrowings under lines of credit. Net proceeds from our initial public offering of common stock were approximately $75.4 million. At September 30, 2002, we had approximately $12.1 million of cash equivalents and short-term investments, including restricted amounts.

Net cash used in operating activities was $8.6 million for the nine months ended September 30, 2002 and $11.3 million for the nine months ended September 30, 2001. Net cash used in operating activities in 2002 was primarily attributable to net losses and a reduction in accounts payable and other liabilities reflecting the reversal of previously recorded restructuring expense of $1.5 million. Net cash used in operating activities in 2001 was primarily attributable to net losses and a reduction in accounts payable and other liabilities as compensation expense and benefits that were accrued in the fourth quarter of 2000 as a result of the restructuring, were paid. This was partially offset by a reduction in accounts receivable as we actively pursued collections of accounts receivable.

Net cash provided by investing activities was $5.9 million in the nine months ended September 30, 2002 and $9.4 million for the nine months ended September 30, 2001. Net cash provided by investing activities during 2002 was primarily generated by the maturities of short-term marketable securities and partially offset by payment of funds held in escrow related to the acquisition of Rebop. Net cash provided by investing activities in 2001 was primarily related to maturities of short-term marketable securities partially offset by payment of funds related to the acquisition of Rebop.

Net cash used in financing activities was $75,000 for the nine months ended September 30, 2002 and $298,000 for the nine months ended September 30, 2001. Net cash used in financing activities in 2002 and 2001 primarily resulted from principal payments on our capital leases.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the nine months ended September 30, 2002, we incurred a loss from operations of approximately $6.3 million and negative cash flows from operations of $6.7 million. For the year ended December 31, 2001, we incurred a loss from operations of approximately $21.3 million and negative cash flows from operations of $14.7 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $35.5 million and negative cash flows from operations of $20.1 million. As of September 30, 2002 and December 31, 2001, we had accumulated deficits of approximately $115.7 and $106.5 million, respectively. We expect operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional funds through public or private financings, or other arrangements, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. There can be no assurance that such additional financings, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership in the Company of our then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our currently outstanding common stock.

We lease certain office facilities under non-cancelable operating lease arrangements expiring between 2003 and 2005. These commitments include office facilities vacated as part of our December 2000 restructuring activities. At September 30, 2002, future minimum lease commitments under non-cancelable operating leases are: three months remaining in 2002 — $278,000; 2003 — $1.1 million; 2004 — $1.1 million and 2005 — $582,000. We sublease one facility to a third party tenant. The future sublease income under non-cancelable operating subleases are: three months remaining in 2002 — $48,000; 2003 — $192,000; 2004 — $192,000 and 2005 — $16,000.

We have entered into various technology licensing agreements that allow us to incorporate the licensed technology into our software products. Certain of the agreements require royalty payments ranging from 1.5% to 2.5% of revenue generated from products incorporating the licensed technology. Another agreement requires royalty payments of less than $1,000 per license, after payment of an initial licensing fee of $16,000. The remaining agreement requires payment of fees ranging from approximately $2,500 to $5,000, per central processing unit, depending on the version of the technology that is incorporated in our product.

Beginning in July 2001, the Company and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York. In each of these complaints, the plaintiffs allege that the Company, certain of our officers and directors and our IPO underwriters violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. The individual defendants have recently been dismissed without prejudice from the case. We believe that these lawsuits are without merit and intend to defend against them vigorously. However, an adverse decision could have a material adverse effect on our business, results of operations, cash flows or consolidated financial position.

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

We have not achieved profitability on a quarterly or annual basis to date and we anticipate that we will continue to incur net losses for the foreseeable future. Our failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital. We incurred a net loss of approximately $2.0 million in the quarter ended September 30, 2002 compared to $5.0 million in the quarter ended September 30, 2001. We incurred a net loss of approximately $20.4 million in the year ended December 31, 2001. As of September 30, 2002, we had an accumulated deficit of approximately $117.7 million. In December 2000, we announced a plan to restructure operations. In 2001, we recorded additional restructuring expense relating to various office leases as part of our December 2000 restructuring plan. In April 2002, we announced that in response to continuing weak economic conditions for software developers, we had reduced the number of employees from approximately 80 to approximately 40. Although we have initiated actions to reduce cash expenditures and expenses, there can be no assurance that the reduction in our cash expenditures will cause our existing cash balance to last until we are successful in generating additional revenue or achieving profitability, if we are able to do so at all.

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

If we were to lose a key customer, our business, financial condition and operating results would suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenue and operating results would suffer. A limited number of large customers have accounted for a majority of our revenue and will continue to do so for the foreseeable future. For example, three customers, Eastman Kodak Company, 3M Company and Fujitsu Technology Solutions, Inc., each accounted for more than 10% of our total revenue for the three months ended September 30, 2002. Due to our limited number of large customers, the cancellation or delay of a customer order during a given quarter is likely to significantly reduce revenue for the quarter.

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

Our common stock has recently transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. A requirement for continued listing on the SmallCap Market, is that we maintain a minimum closing bid price of $1.00 for at least 10 consecutive trading days before August 13, 2002 in addition to other minimum continued listing requirements. We were unable to maintain the minimum closing bid price by that date. However, since we have stockholders equity of at least $5 million as of that date, we will have until February 10, 2003 to meet the minimum bid price requirement. As of September 30, 2002, our stockholders equity was approximately $11.5 million. While we met the stockholders equity requirement on August 13, 2002 and September 30,2002, there can be no assurance that we will be able to meet the minimum bid price requirement before February 10, 2003. If we fail to comply with these requirements within the required period of time, our common stock will be traded on the OTC Bulletin Board.

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

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed by our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) within 90 days before the filing date of this quarterly report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to their evaluation.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Eloquent will be holding its Annual Meeting of Stockholders on Thursday, December 12, 2002 at 9:00 a.m. local time at Eloquent, Inc., 1730 South El Camino Real, San Mateo, California 94402. Stockholders wishing to submit proposals or director nominations to be considered at the meeting must deliver notice to Eloquent not later than the close of business on the 10th day following the date of filing of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

Exhibit
Number	Description of Document

3.03(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.04(1)	Amended and Restated Bylaws, as currently in effect.
4.01(1)	Form of Specimen Stock Certificate.
4.02(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated October 20, 1999, among Eloquent and certain investors named therein.
4.03(1)	Securities Purchase Agreement, dated October 20, 1999, by and among Eloquent and certain investors named therein.
5.01(1)	Opinion of Cooley Godward LLP regarding legality of the securities being registered.
10.01(1)	Form of Indemnity Agreement entered into by Eloquent with each of its directors and executive officers.
10.02	Equity Incentive Plan, as amended.
10.03(1)	Form of Stock Option Agreement under the Equity Incentive Plan.
10.04	1997 Equity Incentive Plan, as amended.
10.05(1)	Form of Stock Option Agreement under the 1997 Equity Incentive Plan.
10.06	1999 Equity Incentive Plan, as amended.
10.07(1)	Form of Stock Option Agreement under the 1999 Equity Incentive Plan.
10.08(1)	Form of Nonstatutory Stock Option Agreement for Non-Employee Director Grants under the 1999 Equity Incentive Plan.
10.09	1999 Employee Stock Purchase Plan, as amended.
10.10(1)	Form of 1999 Employee Stock Purchase Plan Offering.
10.11(1)	Employment Agreement, dated December 23, 1998, between Eloquent and Abraham Kleinfeld.
10.12(1)	Office Lease, dated November 19, 1996, between Eloquent and California Casualty Indemnity Exchange, as amended.
10.13(1)	OEM Agreement, dated May 30, 1997, between Eloquent and Verity, Inc.
10.14(1)	Software License Agreement, dated June 30, 1997, between Eloquent and Voxware, Inc.
10.15(6)	Master Agreement, dated June 22, 2001, between Eloquent and AT&T Corp.
10.16(1)	Sublease Agreement, dated June 1, 1999, between Eloquent and California Casualty Indemnity Exchange.
10.17(1)	ISV Software License Agreement, dated August 1, 1999, between Eloquent and WebXpress, Inc.
10.18(1)	Assignment of Sublease, dated November 24, 1999, between Eloquent and California Casualty.
10.19	2000 Non-Qualified Stock Plan, as amended.
10.20(2)	Agreement and Plan of Merger and Reorganization, dated October 31, 2000 among Eloquent, Inc., Rebop Acquisition Corp., Rebop Media, Inc., and Certain Shareholders of Rebop Media, Inc.

Exhibit
Number	Description of Document

10.21(3)	Employment Agreement, dated as of December 1, 2000, between Eloquent and R. John Curson.
10.22(3)	Confidential Severance Agreement, dated November 1, 2000, between Eloquent and Abraham Kleinfeld.
10.23(4)	First Amended and Restated Agreement and Plan of Merger, dated June 22, 2001, by and between Eloquent, Rebop Media, Inc., Rebop Acquisition Corp. and Certain Shareholders of Rebop Media, Inc.
10.24(5)	Employment Offer Letter, dated June 6, 2001 between Eloquent and M. Edward Molkenbuhr
10.25(5)	Employment Offer Letter, dated June 28, 2001 between Eloquent and Joseph Cortale
10.26(6)	Addendum to Master Agreement, dated June 22, 2001, between Eloquent and AT&T Corp.
10.27(6)	Dedicated Hosting Service — Service Order Attachment, dated April 28, 2001, between Eloquent and AT&T Corp.
10.28(6)	AT&T Dedicated Hosting Service Upgrade Addendum, dated September 25, 2001, between Eloquent and AT&T Corp.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-89537).

(2)	Incorporated by reference to exhibit 99.2 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 000-29059).

(4)	Incorporated by reference to the exhibit 2.1 previously filed with the Company’s Current Report on Form 8-K filed on July 6, 2001.

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-29059).

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2002

ELOQUENT, INC.

By:	/s/ R. John Curson

R. John Curson Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

CERTIFICATIONS

I, Clifford A. Reid, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Eloquent, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ Clifford A. Reid

Clifford A. Reid Chief Executive Officer

I, R. John Curson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Eloquent, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ R. John Curson

R. John Curson Chief Financial Officer